Form 10-Q
period 2011-03-31
MEDGENICS, INC.
filed 2011-05-12
CIK 1138776

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 001-35112

Medgenics, Inc.
(Exact name of registrant as specified in its charter)

Delaware	98-0217544
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8000 Towers Crescent Drive, Suite 1300, Vienna, VA	22182
(Address of Principal Executive Offices)	(Zip Code)

(646) 239-1690
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No   ☒

As of May 11, 2011, the registrant had 9,612,929 shares of common stock, $.0001 par value, outstanding.

MEDGENICS, INC.

PART I — FINANCIAL INFORMATION

ITEM 1 — Financial Statements

MEDGENICS, INC. AND ITS SUBSIDIARY
 (A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
U.S. dollars in thousands

	March 31,	December 31,
	2011	2010
	Unaudited

ASSETS

CURRENT ASSETS:

Cash and cash equivalents	$1,346	$2,859
Accounts receivable and prepaid expenses	559	983

Total current assets	1,905	3,842

LONG-TERM ASSETS:

Restricted lease deposits	47	46
Severance pay fund	324	318

	371	364

PROPERTY AND EQUIPMENT, NET	271	243

DEFERRED ISSUANCE EXPENSES	1,122	672

Total assets	$3,669	$5,121

The accompanying notes are an integral part of the interim consolidated financial statements.

MEDGENICS, INC. AND ITS SUBSIDIARY
 (A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
U.S. dollars in thousands

	March 31,	December 31,
	2011	2010
	Unaudited

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:

Short-term bank credit	$26	$-
Trade payables	1,018	743
Other accounts payable and accrued expenses	1,326	1,235
Convertible debentures	5,496	5,460

Total current liabilities	7,866	7,438

LONG-TERM LIABILITIES:

Accrued severance pay	1,140	1,087
Liability in respect of warrants	1,216	3,670

Total long-term liabilities	2,356	4,757

Total liabilities	10,222	12,195

STOCKHOLDERS’ DEFICIT:

Common stock - $0.0001 par value; 100,000,000 shares authorized; 5,529,808 and 5,295,531 shares (*) issued and outstanding at March 31, 2011 and December 31, 2010, respectively	1	1
Additional paid-in capital	35,193	34,334
Deficit accumulated during the development stage	(41,747)	(41,409)

Total stockholders’ deficit	(6,553)	(7,074)

Total liabilities and stockholders’ deficit	$3,669	$5,121

(*) After giving effect to a reverse stock split - See Note 3(a).

The accompanying notes are an integral part of the interim consolidated financial statements.

MEDGENICS, INC. AND ITS SUBSIDIARY
 (A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
U.S. dollars in thousands (except share and per share data)

	Three months ended March 31,		Period from January 27, 2000 (inception) through March 31,
	2011	2010	2011
	Unaudited

Research and development expenses	$1,174	$555	$25,629

Less - Participation by the Office of the Chief Scientist	-	(91)	(4,433)

U.S. Government grant	-	-	(244)
Participation by third party	-	(167)	(992)

Research and development expenses, net	1,174	297	19,960

General and administrative expenses	780	670	22,254

Other income:
Excess amount of participation in research and development from third party	-	(604)	(2,904)

Operating loss	(1,954)	(363)	(39,310)

Financial expenses	106	36	3,420
Financial income	(1,722)	(2,704)	(627)

Income (loss) before taxes on income	(338)	2,305	(42,103)

Taxes on income	-	-	73

Net income (loss)	$(338)	$2,305	$(42,176)

Basic earning (loss) per share (*)	$(0.063)	$0.634
Diluted earnings (loss) per share (*)	$(0.063)	$0.275

Weighted average number of shares of Common stock used in computing basic earnings/loss per share (*)	5,370,270	3,637,826
Weighted average number of shares of Common stock used in computing diluted earnings per share (*)	5,370,270	8,693,922

(*) After giving effect to a reverse stock split - See Note 3(a).

The accompanying notes are an integral part of the interim consolidated financial statements.

MEDGENICS, INC. AND ITS SUBSIDIARY
 (A Development Stage Company)
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
U.S. dollars in thousands (except share data)

	Common stock			Additional paid-in capital	Deficit accumulated during the development stage	Total stockholders’ deficit
	Shares (**)	Amount

Balance as of December 31, 2010	5,295,531	$1		$34,334	$(41,409)	$(7,074)

Exercise of warrants in January through March 2011	234,277	(	*)	771	-	771
Stock based compensation related to options and warrants granted to consultants and employees	-	-		88	-	88
Loss	-	-		-	(338)	(338)

Balance as of March 31, 2011(unaudited)	5,529,808	$1		$35,193	$(41,747)	$(6,553)

(*)  Represents an amount lower than $1.
(**) After giving effect to a reverse stock split - See Note 3(a).

The accompanying notes are an integral part of the interim consolidated financial statements.

MEDGENICS, INC. AND ITS SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
U.S. dollars in thousands

	Three months ended March 31,		Period from January 27, 2000 (inception) through March 31,
	2011	2010	2011
	Unaudited

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)	$(338)	$2,305	$(42,073)

Adjustments to reconcile loss to net cash used in operating activities:

Depreciation	17	30	999
Loss from disposal of property and equipment	-	-	330
Issuance of shares as consideration for providing security for letter of credit	-	-	16
Stock based compensation related to options and warrants granted to employees and consultants	88	(11)	6,855
Interest and amortization of beneficial conversion feature of convertible note	-	-	759
Change in fair value of convertible debentures and warrants	(1,685)	(2,683)	1,893
Accrued severance pay, net	47	27	817
Exchange differences on a restricted lease deposit	(1)	3	(2)
Exchange differences on a long term loan	-	-	3
Increase (decrease) in trade payables	275	(251)	1,018
Increase in accounts receivable, prepaid expenses and deferred issuance expenses	(26)	(8)	(1,784)
Increase (decrease) in other accounts payable, accrued expenses and advance payment	91	692	1,873

Net cash provided by (used in) operating activities	(1,532)	104	(29.296)

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of property and equipment	(45)	(5)	(1,775)
Proceeds from disposal of property and equipment	-	-	173
Increase in restricted lease deposit and prepaid lease payments	-	-	(45)

Net cash used in investing activities	$(45)	$(5)	$(1,647)

The accompanying notes are an integral part of the interim consolidated financial statements.

MEDGENICS, INC. AND ITS SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
U.S. dollars in thousands

	Three months ended March 31,		Period from January 27, 2000 (inception) through March 31,
	2011	2010	2011
	Unaudited

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from issuance of shares, net	$-	$652	$24,112
Proceeds from exercise of options and warrants, net	38	-	986
Repayment of a long-term loan	-	-	(73)
Proceeds from long term loan	-	-	70
Issuance of a convertible debenture and warrants	-	-	7,168
Increase in short-term bank credit	26	12	26

Net cash provided by financing activities	64	664	32,289

Increase (decrease) in cash and cash equivalents	(1,513)	763	1,346

Balance of cash and cash equivalents at the beginning of the period	2,859	470	-

Balance of cash and cash equivalents at the end of the period	$1,346	$1,233	$1,346

Supplemental disclosure of cash flow information:

Cash paid during the period for:

Interest	$35	$-	$228

Taxes	$-	$3	$97

Supplemental disclosure of non-cash flow information:

Issuance expenses paid with shares	$-	$-	$310

Issuance of Common stock upon conversion of a convertible Note	$-	$-	$2,845

Issuance of Common stock and warrants to consultants as settlement of debt	$-	$141	$547

Amounts to be received for issuance of Common stock	$-	$292	$-

Classification of liability in respect of warrants into equity due to exercise of warrants	$733	$-	$733

The accompanying notes are an integral part of the interim consolidated financial statements.

MEDGENICS, INC. AND ITS SUBSIDIARY
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands

NOTE 1:-	GENERAL

a.
Medgenics, Inc. (the “Company”) was incorporated in January 2000 in Delaware. The Company has a wholly-owned subsidiary, Medgenics Medical Israel Ltd. (formerly Biogenics Ltd.) (the “Subsidiary”), which was incorporated in Israel in March 2000. The Company and the Subsidiary are engaged in the research and development of products in the field of biotechnology and associated medical equipment and are thus considered development stage companies as defined in Accounting Standards Codification (“ASC”) topic number 915, “Development Stage Entities” (“ASC 915”) (originally issued as “FAS 7”).

On December 4, 2007 the Company’s Common stock was admitted for trading on the AIM market of the London Stock Exchange (see note 3(d)22).

On November 8, 2010, the Company filed a registration statement on Form S-1 with the U.S. Securities and Exchange Commission (“SEC”) for the proposed initial public offering (“IPO”) of its Common stock and redeemable Common stock purchase warrants in the U.S.  The registration statement was declared effective by the SEC on April 7, 2011.

On April 13, 2011 the Company completed the IPO of its Common stock on the NYSE Amex. The Company issued 2,624,100  shares of Common stock, including 164,100 shares pursuant to the exercise of the underwriters’ over-allotment option at a price of $4.54 per share  and  redeemable Common Stock purchase warrants to purchase 2,829,000 shares, including 369,000 warrants  pursuant to the exercise of the underwriters’ over-allotment option at a price of $0.46  per warrant for total gross proceeds of $13,215 or approximately $10,639 in net proceeds after deducting underwriting discounts and commissions of $1,454 and other offering costs of $1,122.

On the closing date of the U.S. IPO (April 13, 2011) $570 of 2009 Debentures (see Note 4(a)) were automatically converted at a conversion price of $2.724 per share of Common stock into an aggregate 209,656 shares of Common stock. In addition the Company issued 5-year warrants to purchase 84,702 shares of Common stock at an initial exercise price of $4.99 per share in connection with the conversion of the 2009 Debentures; and $4,000 of 2010 Debentures (see Note 4(b)) were automatically converted at a conversion price of $3.405 per share of Common stock into an aggregate 1,198,242 shares of Common stock.

In connection with the consummation of the Company’s IPO subsequent to the balance sheet date, the exercise price of certain warrants which were initially issued with round-down protection mechanism were adjusted based upon the public offering price of the shares of Common stock sold in the IPO.

b.
The Company and the Subsidiary are in the development stage. As reflected in the accompanying financial statements, the Company incurred a loss during the year ended December 31, 2010 and for the three month period ended March 31, 2011 of $4,147 and $338, respectively, had a stockholders’ deficit of $7,074 and $6,553 as of December 31, 2010 and March 31, 2011, respectively and had a working capital deficit of $3,596 and $5,961 as of December 31, 2010 and March 31, 2011, respectively. The Company and the Subsidiary have not yet generated revenues from product sale. The Company has begun generating income from partnering on development programs and expects to continue to expand its partnering activity. Management’s plans also include seeking additional investments and commercial agreements to continue the operations of the Company and the Subsidiary. However, there is no assurance that the Company will be successful in its efforts to raise the necessary capital and/or reach such commercial agreements to continue its planned research and development activities. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments with respect to the carrying amounts of assets and liabilities and their classification that might result from the outcome of this uncertainty.

MEDGENICS, INC. AND ITS SUBSIDIARY
 (A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands

NOTE 1:-	GENERAL (CONT.)

c.
Pursuant to an agreement entered into on February 11, 2011 (effective as of January 31, 2011), the Regents of the University of Michigan (Michigan) have granted an exclusive worldwide license for patent rights relating to certain uses of variants of clotting Factor VIII.  The License Agreement covers a portfolio of 2 issued and 3 pending patents. In consideration the Company agreed to pay Michigan the following amounts:

I.	an initial license fee of $25;

II.	an annual license fee in arrears of $10 rising to $50 following the grant by the Company of a sublicense or (if sooner) from the 6th anniversary of the effective date of the Licence Agreement;

III.	staged milestone payments of $750 (in aggregate), of which $400 will be recoupable against royalties;

IV.	royalties at an initial rate of 5% of net sales, reducing by a percentage point at predetermined thresholds to 2% upon cumulative net sales exceeding $50,000;

V.	sublicense fees at an initial rate of 6% of sublicensing revenues, reducing by a percentage point at predetermined thresholds to 4%. upon cumulative sublicensing revenues exceeding $50,000; and

VI.	patent maintenance costs.

The exclusive worldwide license is expected to expire in 2026 upon the expiration of the last to expire of the patent rights licensed.

d.
On October 22, 2009 (“Effective Date”) the Company signed a preclinical development and option agreement which was amended in December 2009 (the “Agreement”), with a major international healthcare company (the “Healthcare company”) that is a market leader in the field of hemophilia. The Agreement included funding for preclinical development of the Company’s Biopump protein technology to produce and deliver the clotting protein Factor VIII (“FVIII”) for the sustained treatment of hemophilia.

Under the terms of the Agreement, the Company was entitled to receive up to $4,100 to work exclusively with the Healthcare company for one year ended October 22, 2010 (“Standstill period”) to develop a Biopump to test the feasibility of continuous production and delivery of this clotting protein.

The Company recognized income in its Statements of Operations based on hours incurred assigned to the project. The excess of the recognized amount received from the Healthcare company over the amount of research and development expenses incurred during the period for the Agreement is recognized as other income within operating income.

Funding for the Company’s operations related to the development is based on an agreed amount for each Full Time Equivalent (“FTE”). FTE was agreed to be measured, by the parties, as 162 development hours. The amount to be paid for each FTE is not subject to actual costs incurred by the Company.

MEDGENICS, INC. AND ITS SUBSIDIARY
 (A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands

NOTE 1:-	GENERAL (CONT.)

An additional payment of $2,500 was payable in the event of the Healthcare company’s exercise of an option to extend the exclusivity through an additional period to negotiate terms to commercialize the Biopump technology for FVIII.

If the two parties choose not to proceed to a full commercial agreement, the Company will receive all rights to the jointly developed intellectual property and will pay royalties to the Healthcare company at the rates between 5% and 10% of any future income arising from such intellectual property up to a maximum of ten times the total funds paid by the Healthcare company to the Company.

The Company estimated the value of the option to negotiate a future definitive agreement for the continuation of the development or for a sale, license or other transfer of the FVIII Biopump technology, at December 31, 2010 and March 31, 2011 as immaterial.

Through December 31, 2010, payments totaling $3,590 were received from the Healthcare company.  As of December 31, 2010, an additional $306 was recorded as a receivable which was received in February 2011.

As of October 22, 2010, the Company and the Healthcare company agreed on a 6-month extension of the Agreement. During the extension period, the Company assumed the funding responsibilities and the Healthcare company continued to have the exclusive option to negotiate a definitive agreement regarding a transaction related to the FVIII Biopump technology taking into account the relative contributions of the parties. Such option is exercisable, at the sole discretion of the Healthcare company, any time prior to the end of such 6-month period (April 22, 2011) upon payment to the Company of a $2,500 option fee.  The agreement terminated on April 21, 2011, but the Company and the Healthcare company continue to discuss a possible further extension.
.
NOTE 2:-	SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited interim financial statements of Medgenics, Inc., a development stage company, have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission and should be read in conjunction with the audited financial statements and notes thereto contained in Medgenics’s Registration Statement (File No: 333-170425). In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements that would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year as reported in the Registration Statement (File No: 333-170425) have been omitted.

MEDGENICS, INC. AND ITS SUBSIDIARY
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands

NOTE 3:-	STOCKHOLDERS’ EQUITY

a.	Reverse split:

In February 2011, the Company’s Board of Directors approved a one (1) for thirty five (35) reverse split of the Company’s Common stock and the number of authorized shares of the Company’s Common stock was reduced from 500,000,000 to 100,000,000, effective February 14, 2011.  Upon the effectiveness of the reverse stock split, thirty five shares of Common stock of $0.0001 par value were converted and reclassified as one share of Common stock of $0.0001 par value. Accordingly, all references to number of shares, Common stock and per share data in the accompanying financial statements have been adjusted to reflect the stock split on a retroactive basis. Fractional shares created as a result of the stock split paid in cash based on the then current market price.  As a result of the rounding down effect, 166 shares of Common stock have been eliminated.

b.	Common stock

The shares of Common stock confer upon the holders the right to receive notice to participate and vote in general and special meetings of the stockholders of the Company and the right to receive dividends, if declared.

c.	Recapitalization of equity capital

According to a recapitalization agreement signed on March 30, 2006 with the requisite number of the Company’s stockholders and holders of the 2004 convertible note, the convertible note and the outstanding Old Common shares, Series A Preferred shares and Series B Preferred shares were converted into shares of Common stock. The conversion rates were as follows:

1.	A total of 342,368 Common shares were issued to the holders of the convertible Note upon conversion of the Note.

2.	One share of Common stock was issued for 302 Old Common shares.

3.	One share of Common stock was issued for 11 Series A Preferred shares.

4.	One share of Common stock was issued for 9 Series B Preferred shares.

As a result of the recapitalization of the equity, the Company issued a total of 282,452 shares of Common stock.

Pursuant to ASC 260-10 “Earnings Per Share” (originally issued as EITF D-42), the Company added the excess of the fair value of the shares of Common stock that would have been issued pursuant to the original conversion terms of the Preferred shares over the fair value of the shares of Common stock issued to the holders of the Preferred shares in the recapitalization in the amount of $437,197 to deficit accumulated during the development stage with a corresponding reduction in share capital and additional paid in capital.

MEDGENICS, INC. AND ITS SUBSIDIARY
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands

NOTE 3:-	STOCKHOLDERS’ EQUITY (CONT.)

d.	Issuance of shares, options and warrants to investors

1.	In January and March 2000, the Company issued a total of 59,133 Old Common shares at par value.

2.	In August 2000, the Company issued 12,512 Old Common shares in consideration of $500.

3.	In August 2000, in respect of the earlier license agreement with Yissum, the Company issued 26,884 Old Common shares at par value.

4.	In January 2001, the Company issued 3,957 Series A Preferred shares in consideration of $200. The issuance costs amounted to $5.

5.
On March 19, 2001, the Board of Directors authorized a 10 to 1 stock split and 1,000 to 1 stock split effected as stock dividend. In addition, the par value of each share was reduced from $0.001 to $0.0001.

6.	In March and June 2001, the Company issued a total of 116,738 Series A Preferred shares in consideration of $6,998. The issuance costs amounted to $192.

7.	In October 2002, the Company issued a total of 76,476 Series B Preferred shares in consideration for $5,353. The issuance costs amounted to $89.

8.	In February, September and November 2003, the Company issued a total of 555 Old Common shares in consideration of $0.195, upon exercise of stock options.

9.	In April and May 2003, the Company issued a total of 30,485 Series B Preferred shares in consideration of $2,134. The issuance costs amounted to $97.

10.	In January and February 2004, the Company issued a total of 1,316 Old Common shares in consideration of $0.1 in cash upon exercise of stock options and $10 in consideration of services.

11.	In March 2006, the Company issued 75,235 shares of Common stock as a settlement of a debt.

12.
In March 2006, as part of the recapitalization, warrants to purchase 61,117 shares of Common stock at an exercise price per share of $0.0001 with a term of 5 years were issued by the Company to existing holders of Old Common shares, Series A Preferred shares and Series B Preferred shares.

13.	In March 2006, the Company issued 342,368 shares of Common stock in consideration for the conversion of a convertible loan.

14.
In March, April and June 2006, the Company issued a total of 463,358 shares of Common stock and warrants to purchase 926,717 shares of Common stock at an exercise price per share of $2.49 and a term of 5 years in consideration of $1,149. These warrants include anti-dilution protection and a cashless exercise provision. The issuance costs amounted to $197.

MEDGENICS, INC. AND ITS SUBSIDIARY
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands

NOTE 3:-	STOCKHOLDERS’ EQUITY (CONT.)

d.	Issuance of shares, options and warrants to investors (cont.)

15.
In November and December 2006, the Company issued a total of 476,736 shares of Common stock and warrants to purchase 595,921 shares of Common stock at an exercise price of $4.10 and a term of 5 years in consideration of $1,949. These warrants include anti-dilution protection and a cashless exercise provision. The issuance costs amounted to $334.

16.
In January 2007, the Company issued a total of 12,211 shares of Common stock and warrants to purchase 15,264 shares of Common stock at an exercise price per share of $4.10 and a term of 5 years, in consideration of $50. These warrants include anti-dilution protection and a cashless exercise provision. The issuance costs amounted to $17.

17.
In May, July, and August 2007, the Company issued a total of 218,498 shares of Common stock and warrants to purchase 46,711 shares of Common stock at an exercise price per share of $5.74 and a term of 5 years in consideration of $1,251. These warrants include anti-dilution protection and a cashless exercise provision. The issuance costs amounted to $416.

18.	In July 2007, 12,912 warrants were exercised into 12,912 shares of Common stock. The cash consideration received was immaterial.

19.
In August 2007, the Company issued 3,492 shares of Common stock at fair value of $18 to an advisor in consideration of consulting services related to the issuance of shares. The fair value of the shares was recorded as issuance costs.

20.
Based on a resolution approved by stockholders in November 22, 2007, a stock split was effectuated on December 4, 2007 such that 21.39149 shares of Common stock were given in exchange for each existing share of Common stock. In addition all existing warrants and options were automatically adjusted so that each warrant or option to purchase one share of Common stock was converted to a warrant or option to purchase 21.39149 shares of Common stock. Data regarding share and per share amounts in these financial statements has been retroactively adjusted to reflect this stock split.

21.
On August 13, 2007, the Company issued a $1.05 million convertible unsecured promissory note (“Note”). In addition, the Company issued to the Note holder warrants to purchase up to 91,677 shares of Common stock at an exercise price per share of $5.74 and a term of 5 years. These warrants include anti-dilution protection and a cashless exercise provision.  In respect of the Note and warrants, the Company recorded financial expenses relating to the beneficial conversion feature in accordance with the provisions of ASC 470-20, “Debt with Conversion and Other Options” (“ASC 470-20”) (originally issued as EITF 98-5 and EITF 00-27) in the amount of $470 with a corresponding credit to additional paid in capital in stockholders’ equity. The Company computed the value of the warrants using the Black-Scholes option pricing model with the following assumptions: a risk-free interest rate of 4.72%, zero dividends, volatility of 66%, and an expected term of 5 years. On November 14, 2007, the Note term was extended to December 15, 2007. In respect of this change, the Company recorded additional financial costs of $42 in the statement of operations with a corresponding credit to additional paid-in capital in stockholders’ equity. On December 4, 2007, the Note was converted into 183,355 shares of Common stock.

MEDGENICS, INC. AND ITS SUBSIDIARY
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands

NOTE 3:-	STOCKHOLDERS’ EQUITY (CONT.)

d.	Issuance of shares, options and warrants to investors (cont.)

22.
On December 4, 2007, the Company’s Common stock was admitted for trading on the AIM Market of the London Stock Exchange (AIM). Concurrently, the Company placed 275,429 shares of Common stock at a per share price of GBP 3.50 ($7.35), issued 539,755 shares of Common stock and 88,126 shares of Common stock to investors and consultants, respectively, and issued additional 183,355 share of Common stock resulting from the conversion of a convertible Note (see note 3(d)21), for a total gross consideration for GBP 3,276,985 ($6,719). The issuance costs amounted to $2,221. In addition, the Company issued warrants to purchase 27,745 shares of Common stock at an exercise price per share of $5.74, and additional warrants to purchase 165,701 shares of Common stock at an exercise price per share of $6.79, each with a term of 5 years. These warrants include anti-dilution protection and a cashless exercise provision.

23.
In January 2008, a total of 101,723 warrants were exercised in a cashless conversion to 68,980 shares of Common stock by consultants of the Company.  In addition 1,363 warrants were exercised and resulted in the issuance of 1,363 shares of Common stock. The cash consideration received was immaterial.

24.
In April 2008, the Company issued a total of 4,074 shares of Common stock to an advisor in consideration of assistance with the Company’s fund raising in relation to the placing of the Common stock on December 4, 2007.

25.	In December 2008, 860 warrants were exercised and resulted in the issuance of 860 shares of Common stock. The cash consideration received upon exercise of the warrants was immaterial.

26.
On December 17, 2008, the Company announced that it was implementing a warrant repricing program (“program”) to encourage the exercise of existing warrants provided that such exercise was completed by February 13, 2009. To encourage existing warrant holders to exercise their warrants before the closing date as aforesaid, the following terms were offered:

a)	Reduced Exercise Price: $1.313/share (GBP 0.875/share) or the then current exercise price, whichever was lower;

b)
Bonus Warrants: for every one dollar ($1.00) or GBP 0.667 paid for exercise of warrants during this program, a new bonus warrant would be issued to purchase 0.1 Common share ( three common shares before the reverse stock split), which would be immediately exercisable for three years at an exercise price of $8.75 per share.

The exercise price of any warrants that were not exercised before the expiration of the program reverted to the original price as stated in the warrant prior to the program.

27.
Pursuant to the warrant repricing program mentioned above, during January and February 2009, 315,023 warrants were exercised and resulted in the issuance of 315,023 shares of Common stock in consideration of a reduced price of $406 and the issuance of 34,804 new warrants as a bonus. The issuance costs were $17. The bonus warrants were exercisable immediately for a period of three years from the issuance date at an exercise price of $8.75 per share. The consideration was paid partly in the year ended December 31, 2008 ($150) and the balance was paid in 2009. According to ASC 815 the benefit provided to the warrant holders from the reduction of the exercise price and the bonus warrants in the amount of $7 and $3 as of December 31, 2008 and December 31, 2009, respectively, was recorded as a dividend to the warrant holders.

MEDGENICS, INC. AND ITS SUBSIDIARY
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands

NOTE 3:-	STOCKHOLDERS’ EQUITY (CONT.)

d.	Issuance of shares, options and warrants to investors (cont.)

28.	On October 6, 2009, the Company issued a total of 126,285 shares of Common stock in consideration of GBP 265,200 ($423). The issuance costs were $59.

29.
In January 2010, an investor exercised warrants to purchase 6,105 shares of Common stock at an exercise price of $4.10 per share, or an aggregate exercise price of $25. An additional investor exercised warrants to purchase 525 shares of Common stock at an aggregate price of less than $1.

30.
In a series of closings from March through June 2010, the Company issued a total of 413,302 shares of Common stock consisting of 407,800 shares of Common stock issued in March 2010 in consideration of GBP 713,650 ($1,078) with issuance costs of $135 and 5,502 shares of Common stock issued to directors of the Company in May 2010 in consideration of GBP 12,518 ($19).

31.	In May 2010, the Company issued 477,934 shares of Common stock in consideration of $1,202. The issuance costs amounted to $87.

32.
In August and September 2010, the Company issued 39,080 shares of Common stock in settlement of advisers’ fees in relation to the Company’s ongoing fundraising endeavors and consultancy advice to the Company’s Board’s Compensation Committee. Total compensation, measured as the grant date fair market value of the stock, amounted to $164.

33.
In September 2010, several investors exercised warrants to purchase 402,307 shares of Common stock at an exercise price of $0.0175 per share, or an aggregate exercise price of $7, exercised warrants to purchase 30,559 shares at an exercise price of $4.10 per share, or an aggregate exercise price of $125, exercised warrants to purchase 0.1 Common share (three Common shares before the reverse stock split) at an exercise price of $8.75 per share, or an aggregate exercise price less than $1, and exercised warrants to purchase 87,405 shares of Common stock at an exercise price of $2.49 per share, or an aggregate exercise price of $218.

34.
In October 2010, an investor exercised options to purchase 16,298 shares of Common stock at an exercise price of $1.61 per share using the cashless exercise mechanism. Using this cashless exercise method, the investor was issued 12,320 shares.

35.
In January 2011, an investor exercised warrants to purchase 19,558 shares of Common stock at an exercise price of $2.49 per share using the cashless exercise mechanism.  Using this cashless exercise method, the investor was issued 12,298 shares.  In addition, an investor exercised warrants to purchase 3,026 shares of Common stock at an exercise price of $2.49 per share, or an aggregate exercise price of $8. In February 2011, three investors each exercised warrants to purchase 40,338 shares of Common stock at an exercise price of $2.49 per share using the cashless exercise mechanism. Using this cashless exercise method, the investors were each issued 25,534 shares.

MEDGENICS, INC. AND ITS SUBSIDIARY
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands

NOTE 3:-	STOCKHOLDERS’ EQUITY (CONT.)

d.	Issuance of shares, options and warrants to investors (cont.)

36.
In March 2011, two investors exercised warrants to purchase a total of 496 shares of Common stock at an exercise price of $0.002 per share.  The cash consideration received was immaterial.  In addition, an investor exercised warrants to purchase 12,224 shares of Common stock at an exercise price of $2.49 per share, or an aggregate exercise price of $30. Also in March 2011, four investors exercised warrants to purchase a total of 97,819 shares of Common stock at the exercise price of $2.49 per share using the cashless exercise mechanism.  Using this cashless exercise method, the investors were issued a total of 53,631 shares of Common stock.

37.
In March 2011, unexercised warrants held by three investors to purchase a total of 9,369,473 shares of Common stock expired.  The aggregate value of these warrants, $636, was recorded to finance income.

38.
Subsequent to the balance sheet date, in April 2011, two investors exercised warrants to purchase a total of 17,113 shares of Common stock at the exercise price of $2.49 per share using the cashless exercise mechanism.  Using this cashless exercise method, the investors were issued a total of 7,189 shares of Common stock.

e.	Issuance of shares, stock options, warrants and restricted shares to employees and directors

1.
On March 30, 2006, the Company adopted a stock option plan (the “stock option plan”) according to which options to purchase up to 609,353 shares of Common stock of the Company may be granted to directors, employees and consultants (non-employees) of the Company and the Subsidiary, as determined by the Company’s Board of Directors from time to time. The options outstanding are exercisable within a designated period from the date of grant and at an exercise price, each as determined by the Company’s Board of Directors. The options outstanding to employees, directors and consultants will vest over a period of three or four years from the date of grant. Any option which is canceled or forfeited before expiration becomes available for future grants.

On August 23, 2007, the stockholders approved an amendment to the stock option plan increasing the share reserve under the stock option plan by 776,205 shares of Common stock to a total of 1,385,558 shares of Common stock.

On September 13, 2010, the stockholders approved an amendment to increase the stock available under the plan to a total of 1,728,571 shares of Common stock.

2.
On June 12, 2008, the Company granted to the Company’s employees 91,096 options exercisable at a price of $5.11 per share. The options have a five-year term and vest in four equal annual tranches of 22,774 each. The options were granted under the stock option plan terms. The fair value of these options at the grant date was $0.036 per option.

3.
On December 1, 2008, the Company granted to a director of the Company 48,895 options exercisable at a price of $1.47 per share. The options have a five-year term and vest in three equal annual tranches of 16,298 each. The options were granted under the stock option plan terms. The fair value of these options at the grant date was $0.91 per option.

4.	No options or warrants were granted to employees or directors during the year ended December 31, 2009.

MEDGENICS, INC. AND ITS SUBSIDIARY
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands

NOTE 3:-	STOCKHOLDERS’ EQUITY (CONT.)

e.	Issuance of shares, stock options, warrants and restricted shares to employees and directors (cont.)

5.
In September 2010, the expiry date of certain warrants and options held by the Company’s Chief Executive Officer was extended from March 31, 2011 to March 31, 2016, consisting of (i) warrants to purchase 905,190 shares of Common stock at an exercise price of $2.49 per share, (ii) warrants to purchase 35,922 shares of Common stock at an exercise price of $0.04 per share, and (iii) options to purchase 182,806 shares of Common stock at an exercise price of $2.49 per share.  All of the other terms of these warrants and options remain the same.

The Company accounted for the exchange of warrants and options under the provisions of ASC 718 (Formerly SFAS 123(R)) as a modification. A modification to the terms of an award should be treated as an exchange of the original award for a new award with total compensation cost equal to the grant-date fair value of the original award plus the incremental value measured at the same date. Under ASC 718, the calculation of the incremental value is based on the excess of the fair value of the (modified) award based on current circumstances over the fair value of the original option measured immediately before its terms are modified based on current circumstances. That is, the original (pre-modification) award will be valued based on current assumptions, without regard to the assumptions made on the grant date. As a result of the modification, the Company recorded incremental compensation cost of $1,426 on the modification date. The fair value was estimated using Binomial model with the following weighted-average assumptions: expected stock price volatility range of 54%-77%, risk-free interest rate of 0.3%-1.7%, expected dividend yield of 0%, suboptimal exercise factor of 2 and a contractual life of the warrants and the options as defined prior the modification and subsequently.

As the modified options and warrants were already vested, the Company recorded the incremental value measured fair value of the modified award at the modification date as operating expenses.  No future compensation will be recorded.

6.
In September 2010, the Company granted options to purchase 28,571 shares of Common stock under the stock option plan at an exercise price of $ 8.19 per share to each of four of the Company’s non-executive directors. Such options have a 10-year term and vest in equal installments over three years. The Company also granted options to purchase 12,857 shares of Common stock at an exercise price of $8.19 per share to a director who joined the Board in August 2010. Such options have a 10-year term and vest in equal installments over three years.

The fair value of these options at the grant date was $2.03 per option.

7.
In September 2010, a director of the Company exercised warrants to purchase 28,571 shares of Common stock at an exercise price of $2.49 per share ($71 aggregate exercise price) and used the cashless exercise mechanism to exercise warrants to purchase an additional 57,147 shares. Using this cashless exercise method, the director was issued 39,786 shares and, together with the warrants exercised for cash, he was issued a total of 68,357 shares of Common stock.

8.	In September 2010, a director of the Company exercised options to purchase 45,701 shares of Common stock at an exercise price of $2.49 per share, or an aggregate exercise price of $114.

MEDGENICS, INC. AND ITS SUBSIDIARY
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands

NOTE 3:-	STOCKHOLDERS’ EQUITY (CONT.)

e.	Issuance of shares, stock options, warrants and restricted shares to employees and directors (cont.)

9.
In September 2010, the Company granted to the Company’s employees 91,571 options exercisable at a price of $8.19 per share. The options have a 10 year term and vest in four equal annual tranches of 22,892 each. The options were granted under the stock option plan terms. The fair value of these options at the grant date was $2.07 per option.

10.
In September 2010, a director of the Company exercised warrants to purchase 30,559 shares of Common stock and options to purchase 45,701 shares of Common stock, each having an exercise price of $2.49 per share, using the cashless exercise mechanism. The director was issued 21,275 shares as a result of the warrant exercise and 31,817 shares as a result of the option exercise, or 53,092 shares of Common stock in total.

11.
In December 2010, a director of the Company exercised options to purchase 91,402 shares of Common stock at an exercise price of $2.49 per share using the cashless exercise mechanism. The director was issued 56,859 shares as a result of the option exercise.

12.
In December 2010, two employees of the Company exercised warrants. One employee exercised warrants to purchase 11,429 shares of Common stock at an exercise price of $0.01645, or an aggregate exercise price of less than $1. The other employee exercised warrants to purchase 17,143 shares of Common stock at an exercise price of $2.49 per share using the cashless exercise mechanism. The employee was issued 10,664 shares as a result of the warrant exercise.

13.
In December 2010, the Company granted the Executive Chairman of the Company 57,142 restricted Common stock in compensation for his services in his new role as the Executive Chairman of the Board of the Company.  These shares of Common stock are restricted in that they may not be disposed of and are not entitled to dividends.  These restrictions will be removed in relation to 14,285 shares of Common stock on each of October 18, 2012 and October 18, 2013 and the final 28,572 shares of Common stock on October 18, 2014. No expense was recorded in 2010. The value of these restricted shares of Common stock, $285, was based on the fair value at the grant date and will be recognized as an expense using the straight line method as the restrictions are removed.

A summary of the Company’s activity for restricted shares granted to employees and directors is as follows:

	As of March 31, 2011
Restricted shares	Outstanding	Exercisable

Number of restricted shares as of December 31, 2010 and March 31, 2011	57,142	-

14.
In January 2011, the Company granted options to purchase 12,857 shares of Common stock under the stock option plan at an exercise price of $6.55 per share to each of four of the Company’s non-executive directors. Such options have a 10-year term and vest in equal installments over three years.

15.
Subsequent to the balance sheet date, in May 2011, three employees exercised warrants to purchase a total of 67,231 shares of Common stock at the exercise price of $2.49 per share using the cashless exercise mechanism.  Using this cashless exercise method, the employees were issued a total of 25,159 shares of Common stock.

MEDGENICS, INC. AND ITS SUBSIDIARY
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands

NOTE 3:-	STOCKHOLDERS’ EQUITY (CONT.)

e.	Issuance of shares, stock options, warrants and restricted shares to employees and directors (cont.)

16.	A summary of the Company’s activity for options and warrants granted to employees and directors is as follows:

	Three months ended March 31, 2011
	Number of options and warrants	Weighted average exercise price	Weighted average remaining contractual terms (years)	Aggregate intrinsic value price

Outstanding at January 1, 2011	1,878,141	$4.13

Granted	51,428	6.55

Outstanding at March 31, 2011	1,929,569	$4.20	4.54	$1,842

Exercisable at March 31, 2011	1,591,832	$3.49	3.81	$1,842

Vested and expected to vest at March 31, 2011	1,912,682	$4.17	4.52	$1,842

As of March 31, 2011, there was $603 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted to employees. That cost is expected to be recognized over a weighted-average period of 2.1 years.

The aggregate intrinsic value represents the total intrinsic value (the difference between the Company’s Common share fair value as of March 31, 2011 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on March 31, 2011.

Calculation of aggregate intrinsic value is based on the closing price of the Company’s  Common stock as of March 31, 2011 ($3.98 / GBP 2.48, per share) reported on the MEDG line of AIM.

f.	Issuance of shares, stock options and warrants to consultants

1.
On October 16, 2008, the Company granted to a consultant 19,354 warrants exercisable at a price of $5.11 per share and has contractual life of 5 years. 33.3% of the warrants vested immediately at the grant date and the remaining portion of the warrants vest in two equal annual tranches of 6,451 starting from the grant date. The warrants were granted under the stock option plan terms. The fair value of these warrants at the grant date was $0.179 per warrant. The fair value was estimated using Binomial model with the following weighted-average assumptions: expected stock price volatility range of 62%, risk-free interest rate of 4.2%, expected dividend yield of 0% and a contractual life of the options of five years.

MEDGENICS, INC. AND ITS SUBSIDIARY
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands

NOTE 3:-	STOCKHOLDERS’ EQUITY (CONT.)

f.	Issuance of shares, stock options and warrants to consultants (cont.)

2.
On December 1, 2008, the Company granted to a consultant 67,230 warrants exercisable at a price of $6.79 per share and has contractual life of 5 years. The warrants vest immediately at the grant date. The fair value of these warrants at the grant date was $0.327 per warrant.

3.
On December 7, 2009, the Company granted to a consultant 19,354 options exercisable at a price of $4.20 per share and has contractual life of 5 years. The options vest in three equal annual tranches of 6,451. The options were granted under the stock option plan terms. The fair value of these options at the grant date was $3.07 per warrant. The fair value was estimated using Binomial model with the following weighted-average assumptions: expected stock price volatility range of 74.9%, risk-free interest rate of 2.4%, expected dividend yield of 0% and a contractual life of the options of five years.

4.
In February 2010, the Company issued 32,142 shares of Common stock as settlement of debt for services rendered to the Company by a consultant in 2009. Total compensation, measured as the grant date fair market value of the stock, amounted to $141 and was recorded as an operating expense in the statement of operations in 2009.

5.
In September 2010, the Company granted a warrant to purchase 11,369 shares of Common stock at an exercise price of $3.185 per share to a consultant. Such warrant has a 5-year term and is immediately exercisable.

The fair value of the warrant at the grant date was $3.185 per warrant.

6.
In September 2010, the Company granted options to purchase 19,069 shares of Common stock under the stock option plan at an exercise price of $8.19 per share to each of two new members of the Company’s Strategic Advisory Board.  The options were granted under the stock option plan terms. Such options have a 10 year term and vest in equal installments over three years.

The fair value of these options at the grant date was $3.01 per option.

7.
In September 2010, the Company issued warrants to purchase 46,071 shares of Common stock in settlement of fees in relation to the 2010 Debentures (see Note 4(b)).  These warrants were cancelled in March 2011.

8.
In January 2011, a consultant exercised warrants to purchase 2,250 shares of Common stock at an exercise price of $2.49 per share using the cashless exercise mechanism.  Using this cashless exercise method, the consultant was issued 1,428 shares.

9.
In March 2011, a consultant exercised warrants to purchase 34,288 shares of Common stock at an exercise price of $0.02 per share using the cashless exercise mechanism.  Using this cashless exercise method, the consultant was issued 34,111 shares.  In addition, a consultant exercised warrants to purchase 32,038 shares of Common stock at an exercise price of $2.49 per share using the cashless exercise mechanism.  Using this cashless exercise method, the consultant was issued 13,400 shares.

MEDGENICS, INC. AND ITS SUBSIDIARY
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands

NOTE 3:-	STOCKHOLDERS’ EQUITY (CONT.)

f.	Issuance of shares, stock options and warrants to consultants (cont.)

10.
In March 2011, the Company granted options to purchase 19,068 shares of Common stock under the stock option plan at an exercise price of $6.65 per share to each of two new members of the Company’s Strategic Advisory Board. Such options have a 10 year term and vest in equal installments over three years.

The fair value of these options at the grant date was $2.51 per option.

11.
Subsequent to the balance sheet date, in May 2011, a consultant exercised warrants to purchase 60,935 shares of Common stock at the exercise price of $2.49 per share using the cashless exercise mechanism.  Using this cashless exercise method, the consultant was issued 22,803 shares of Common stock.

12.	A summary of the Company’s activity for warrants and options granted to consultants under the stock option plan is as follows:

	Three months ended March 31, 2011
	Number of options and warrants	Weighted average exercise price	Weighted average remaining contractual terms (years)	Aggregate intrinsic value price

Outstanding at January 1, 2011	558,292	$5.04

Granted	38,136	6.65

Exercised	68,576	1.25

Cancelled	61,305	7.39

Outstanding at March 31, 2011	466,547	$5.49	2.88	$160

Exercisable at March 31, 2011	369,426	$5.09	1.49	$160

The weighted-average grant-date fair value of warrants and options granted to consultants during the three months period ended March 31, 2011 was $2.51. As of March 31, 2011, there was $250 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted to consultants under the Company’s stock option plan. That cost is expected to be recognized over a weighted-average period of 2.4 years.

Calculation of aggregate intrinsic value is based on the closing price of the Company’s stock as of March 31, 2011 ($3.98 / GBP 2.48, per share) as reported on the MEDG line of AIM.

MEDGENICS, INC. AND ITS SUBSIDIARY
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands

NOTE 3:-	STOCKHOLDERS’ EQUITY (CONT.)

g.	Compensation expenses

Compensation expense related to warrants and options granted to employees, directors and consultants was recorded in the Statement of Operations in the following line items:

	Three months ended March 31,
	2011	2010

Research and development (income) expenses	$30	$(6)
General and administrative (income) expenses	58	(5)

	$88	$(11)

MEDGENICS, INC. AND ITS SUBSIDIARY
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands

NOTE 3:-	STOCKHOLDERS’ EQUITY (CONT.)

h.	Summary of options and warrants:

A summary of all the options and warrants outstanding as of March 31, 2011 is presented in the following table:
	As of March 31, 2011
Options / Warrants	Exercise Price per Share ($)	Options and Warrants Outstanding	Options and Warrants Exercisable	Weighted Average Remaining Contractual Terms (in years)

Options:

Granted to Employees and Directors	2.49	326,206	326,206	2.9
	4.10	42,783	32,087	1.4
	5.63	49,536	24,768	2.2
	6.55	51,428	-	9.78
	7.35	335,713	303,581	1.62
	8.19	218,713	-	9.70
		1,024,379	686,642

Granted to Consultants	2.49	100,663	100,663	0.16
	4.20	19,354	6,451	3.67
	5.63	19,354	19,354	2.54
	6.65	38,136	-	9.73
	7.35	53,176	45,230	1.62
	8.19	38,136	-	9.70
		268,819	171,698

Total Options		1,293,198	858,340

Warrants:

Granted to Employees and Directors	2.49	905,190	905,190	5.25

Granted to Consultants	3.19	11,370	11,370	4.45
	4.10	29,725	29,725	0.56
	5.63	16,976	16,976	1.68
	5.74	37,508	37,508	1.44
	6.79	102,149	102,149	2.33
		197,728	197,728

Granted to Investors	0.0002	35,922	35,922	5
	2.49	77,620	77,620	0.2
	3.85	534,755	534,755	0.56
	5.6	166,132	166,132	1.46
	5.95	50,721	50,721	1.68
	8.75	34,804	34,804	0.84
	9.01	428,571	428,571	4.48
		1,328,620	1,328,620

Total Warrants		2,431,443	2,431,443

Total Options and Warrants		3,724,641	3,289,783

MEDGENICS, INC. AND ITS SUBSIDIARY
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands

NOTE 4:-  CONVERTIBLE DEBENTURES

a.	Convertible Debentures Offered in 2009

In May 2009, the Company offered to accredited investors only, through a private placement, convertible debentures (the “2009 Debentures”), together with warrants (the “Warrants”) to purchase a number of shares of Common stock equal to 35% of the number of shares of Common stock issued upon conversion of the 2009 Debentures. Warrants shall not be issued unless and until the conversion of the 2009 Debentures. The 2009 Debentures mature two years after the date of issuance and bear interest at an annual rate of 10%, paid on a quarterly basis. The 2009 Debentures will automatically be converted into Common stock upon the closing of a Qualified Transaction, as defined henceforth.

Qualified Transaction shall mean any of: (i) an underwritten public offering of the Company’s Common stock on a U.S. Stock Market resulting in gross proceeds to the Company of not less than $5,000, (ii) a merger or reverse merger between the Company and a public company which is traded on a U.S. Stock Market or on the OTC Bulletin Board, the survivor of which is a public company having available cash of not less than $5,000 after giving effect to such merger and any capital-raising transaction completed prior to or at the time of such merger, or (iii) the acquisition of all of the issued and outstanding Common stock of the Company by a public company the Common stock of which is traded on a U.S. Stock Market or on the OTC Bulletin Board in a transaction where the holders of the Common stock of the Company receive, in exchange for such Common stock, Common stock of such public company and, after giving effect to such transaction and any capital-raising transaction completed prior to or at the time of such transaction, such public company has available cash of not less than $5,000.

In a series of closings from June 16 through September 15, 2009, the Company raised $570 in gross proceeds through the issuance of the 2009 Debentures.

In the event of default, the interest rate shall increase 2% per month for every month the 2009 Debentures are in default to a maximum of 18% per annum paid on a quarterly basis. The Company shall repay the principal and any accrued interest at the two-year anniversary of the date the Debentures were issued.

The 2009 Debentures are unsecured and the Company has no right to redeem the 2009 Debentures. If the Company is liquidated, the holders of the 2009 Debentures will participate pari passu with all general creditors of the Company with no seniority or preference.

Until such time the 2009 Debentures are repaid, the 2009 Debentures (including any accrued interest) shall automatically convert into Common stock at the closing of a Qualified Transaction at the following valuation:

•
In the event that the per share price paid in the Qualified Transaction (or per share value of merger consideration in a Merger Transaction (as defined in the 2009 Debenture)) (the “Qualified Transaction Price”) is $4.20 per share or greater, the conversion price shall be the lesser of $4.20 per share or a 40% discount from the Qualified Transaction Price.

•	In the event that the Qualified Transaction Price is at least $2.45 but less than $4.20 per share, the conversion price shall be $2.45 per share.

MEDGENICS, INC. AND ITS SUBSIDIARY
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands

NOTE 4:-  CONVERTIBLE DEBENTURES (CONT.)

a.	Convertible Debentures Offered in 2009 (cont.)

•
In the event that the Qualified Transaction Price is less than $2.45 per share, the conversion price shall be the Qualified Transaction Price; provided, however, that the holder of the 2009 Debenture shall receive 100% more Warrants than such holder would have otherwise been entitled to receive upon conversion.

The share prices referenced above shall be adjusted to reflect any stock splits, stock combinations, stock dividends, reorganizations and the like.

The Warrants are exercisable for a number of shares of Common stock equal to 35% of the number of shares of Common stocks issued upon the conversion of the 2009 Debentures. The Warrants shall be immediately exercisable upon issuance and shall expire five years from the date of issuance. The exercise price shall be 110% of the Qualified Transaction Price.

The Company irrevocably elected to initially and subsequently measure the 2009 Debentures entirely at fair value (with changes in fair value recognized in earnings) in accordance with ASC 825-10 thus the Company will not separate the embedded derivative instrument from the host contract and account for it as a derivative instrument pursuant to ASC 825.

This election was made only in respect to the 2009 Debentures, as permitted by ASC 825-10, which states that this election may be made on an instrument-by-instrument basis.

As of March 31, 2011, the fair value of the 2009 Debentures amounted to $955. In 2011, the Company recorded financial income in the amount of $185 as a result of the change in fair value of the 2009 Debentures.

The interest payable on the 2009 Debentures at March 31, 2011 in the amount of $14 has been paid in full subsequent to the balance sheet date.

MEDGENICS, INC. AND ITS SUBSIDIARY
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands

NOTE 4:-  CONVERTIBLE DEBENTURES (CONT.)

b.	Convertible Debentures Offered in 2010

In September 2010, the Company offered, in a private placement, $4 million of convertible debentures (the “2010 Debentures”). The 2010 Debentures are unsecured obligations of the Company, accrue interest at 4% per annum and mature and become repayable 12 months from the date of issuance.  Holders of such debentures may convert them anytime into Common stock, at an initial conversion price of GBP 4.55 ($7.00) per share of Common stock. The 2010 Debentures will be automatically converted upon an underwritten public offering of Common stock raising of at least $6 million and resulting in the Common stock being listed on a U.S. national securities exchange or automated quotation system (a “US Listing”), at a conversion price equal to the lesser of GBP 4.55 ($7.00) per share of Common stock and 75% of the public offering price of the Common stock in such underwritten public offering.  Purchasers of the 2010 Debentures also received warrants to purchase 428,571 shares of Common stock equal to 75% of the number of shares of Common stock into which the 2010 debentures could convert on the date of issuance.  Such warrants are immediately exercisable, have a 5 year term and have an initial exercise price of GBP 5.60 ($8.40).   If a further issuance of securities is made by the Company at a lower price, both the conversion price of the 2010 Debentures and the exercise price of the warrants will be subject to downward adjustment to such lower issue price and, if such issuance takes place prior to a US Listing occurring, the number of warrant shares that may be purchased upon exercise of these warrants will be increased to maintain the aggregate exercise price of the original warrants. Any Common stock  issued upon automatic conversion of the 2010 Debentures and exercise of the warrants occurring subsequent to a US Listing will be deemed restricted stock under U.S. securities laws and cannot be sold or transferred unless subsequently registered under such laws or an exemption from the registration requirements is available.

According to ASC 815-40-15-7I, the Company classified the warrants as a liability at their fair value. The warrants liability will be remeasured at each reporting period until exercised or expired. Changes in the fair value of the warrants are reported in the statements of operations as financial income or expense.

The Company irrevocably elected to initially and subsequently measure the 2010 Debentures entirely at fair value with changes in fair value recognized in earnings in accordance with ASC 815-15.

The Company allocated the gross amount received of $4,001 to the liability in respect of the warrants issued ($1,027) and the remaining portion was allocated to the 2010 Debentures. The fair value of the 2010 Debentures at issuance date was $4,143.  As such, the Company recorded financial expenses of $1,169.

As of March 31, 2011, the fair value of the 2010 Debentures amounted to $4,541 and the fair value of the warrants amounted to $751. As such, the Company recorded additional financial income in the amount of $183 as a result of the change in fair value of the 2010 Debentures and warrants.

MEDGENICS, INC. AND ITS SUBSIDIARY
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands

NOTE 4:-  CONVERTIBLE DEBENTURES (CONT.)

b.	Convertible Debentures Offered in 2010 (cont.)

In addition, the Company paid $325 in cash and issued 46,071 warrants to finders in connection with the issuance of the 2010 Debentures, exercisable into 46,071 shares of Common stock at a price of GBP 5.60 ($8.40) per share. The warrants were immediately exercisable upon issuance and will expire five years from the date of issuance. According to ASC 815-40-15-7I the Company classified these warrants as a liability at their fair value as of December 31, 2010. These warrants were cancelled during the first quarter of 2011.

Interest on the 2010 Debentures at March 31, 2011 in the amount of $80 has been accrued.

ITEM 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read together with our financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our Prospectus filed pursuant to Rule 424(b) under the Securities Act of 1933, as amended (the “Securities Act”), with the Securities and Exchange Commission (the “SEC”) on April 7, 2011.

Forward Looking Statements

           This quarterly report on Form 10-Q contains “forward-looking statements” that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect could cause our results to differ materially from those expressed or implied by such forward-looking statements.  The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are often identified by the use of words such as, but not limited to, “anticipate,” “believe, “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “will,” “plan,” “project,” “seek,” “should” “target,” “will,” “would,” and similar expressions or variations intended to identify forward-looking statements. These statements are based on the beliefs and assumptions of our management based on information currently available to management.  Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements.  Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included in our Prospectus filed pursuant to Rule 424(b) under the Securities Act with the SEC on April 7, 2011.  Furthermore, such forward-looking statements speak only as of the date of this report.  Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

Overview

We are an autologous protein-therapeutics medical technology company, having developed our Biopump Platform Technology to provide sustained protein therapy to potentially treat a range of chronic diseases and conditions.

Since our inception on January 27, 2000, we have focused our efforts on research and development and clinical trials and have received no revenue from product sales.  We have funded our operations principally through equity and debt financings, participation from the Office of the Chief Scientist (“OCS”) in Israel and a collaborative agreement.  Our operations to date have been primarily limited to organizing and staffing our company, developing the Biopump Platform Technology and its applications, developing and initiating clinical trials for our product candidates, and improving and maintaining our patent portfolio.

We have generated significant losses to date, and we expect to continue to generate losses as we progress towards the commercialization of our product candidates.  We have incurred net losses of approximately $0.4 million and $42.2 million for the three month period ended March 31, 2011 and for the period from inception through March 31, 2011, respectively.  As of March 31, 2011, we had a stockholders’ deficit of approximately $6.6 million.  We are unable to predict the extent of any future losses or when we will become profitable, if at all.

Although we have not yet generated revenues from product sales, we have begun generating income from partnering on development programs and we expect to continue to expand our partnering activity.

In October 2009, we signed a preclinical development and option agreement with a major international healthcare company that is a market leader in the field of hemophilia, representing our first collaboration agreement for the Biopump Platform Technology.  Pursuant to this agreement, the healthcare company provided funding for preclinical development of our Biopump Platform Technology to produce and deliver the clotting protein Factor VIII for the sustained treatment of hemophilia.  Under the terms of the collaboration agreement, we received $3.9 million.  On October 22, 2010 the agreement expired.  The Company and the healthcare company subsequently agreed on a 6-month extension of the agreement.   During the extension period, the Company assumed the funding responsibilities and the healthcare company had the exclusive option, with an exercise price of $2.5 million, to negotiate a definitive agreement regarding a transaction related to the Factor VIII Biopump technology taking into account the relative contributions of the parties.  The agreement terminated on April 21, 2011, but we continue to discuss a possible further extension with the healthcare company.

Financial Operations Overview

Research and Development Expense

Research and development expense from inception through March 31, 2011 consists of: (i) internal costs associated with our development activities; (ii) payments we make to third party contract research organizations, contract manufacturers, investigative sites, and consultants; (iii) technology and intellectual property license costs; (iv) manufacturing development costs; (v) personnel related expenses, including salaries, benefits, travel, and related costs for the personnel involved in product development; (vi) activities related to regulatory filings and the advancement of our product candidates through preclinical studies and clinical trials; and (vii) facilities and other allocated expenses, which include direct and allocated expenses for rent, facility maintenance, as well as laboratory and other supplies.  All research and development costs are expensed as incurred.

Conducting a significant amount of development is central to our business model.  Through March 31, 2011, we incurred approximately $25.6 million in gross research and development expenses since our inception on January 27, 2000.  Product candidates in later-stage clinical development generally have higher development costs than those in earlier stages of development, primarily due to the significantly increased size and duration of the clinical trials.  We plan to increase our research and development expenses for the foreseeable future in order to complete development of our two most advanced product candidates, the EPODURE Biopump and the INFRADURE Biopump, and our earlier-stage research and development projects.

The process of conducting pre-clinical studies and clinical trials necessary to obtain regulatory approval is costly and time consuming.  The probability of success for each product candidate and clinical trial may be affected by a variety of factors, including, among others, the quality of the product candidate’s early clinical data, investment in the program, competition, manufacturing capabilities and commercial viability.  As a result of these uncertainties, together with the uncertainty associated with clinical trial enrollments and the risks inherent in the development process, we are unable to determine the duration and completion costs of current or future clinical stages of our product candidates or when, or to what extent, we will generate revenues from the commercialization and sale of any of our product candidates.  Development timelines, probability of success and development costs vary widely.  We are currently focused on developing our most advanced product candidates, the EPODURE Biopump, the INFRADURE Biopump and the HEMODURE Biopump.

Research and development expenses are shown net of participation by third parties.  The excess of the recognized amount received from the healthcare company over the amount of research and development expenses incurred during the relevant period for the project related to the collaboration agreement was recognized as other income within operating income.

General and Administrative Expense

General and administrative expense consists primarily of salaries and other related costs, including stock-based compensation expense, for persons serving in our executive, finance and accounting functions.  Other general and administrative expense includes facility-related costs not otherwise included in research and development expense, costs associated with industry and trade shows, and professional fees for legal services and accounting services.  We expect that our general and administrative expenses will increase as we add personnel and become subject to the reporting obligations applicable to public companies in the United States.  Since our inception on January 27, 2000 through March 31, 2011, we spent $22.3 million on general and administrative expense.

Other Income

We have not generated any product revenue since our inception, but, since the signing of our first collaboration agreement on October 22, 2009, have received $3.9 million through March 31, 2011 of which $2.9 million has been recognized as other income.  This amount represents the excess of payments received over the direct R&D costs related to the project under the collaborative agreement.

Financial income and expense

Financial expense consists primarily of interest and amortization of beneficial conversion feature of convertible note, convertible debentures valuations and interest incurred on debentures.

Financial income consists primarily of warrant valuations and interest-earned on our cash and cash equivalents and marketable securities.

Results of Operations for the periods of Three Months Ended March 31, 2011 and 2010

Research and Development Expenses, net

Gross research and development expenses for the three months ended March 31, 2011 were $1.17 million, increasing from $0.55 million for the same period in 2010 due to an increase in purchases of materials and an increase in the use of sub-contractors in connection with our phase I/II EPODURE clinical trial in 2011, increased expenses in developing our Factor VIII Biopump, and preparations for the trial of INFRADURE, including the production of a GMP vector.

Research and development expenses, net for the three months ended March 31, 2011 were $1.17 million, increasing from $0.30 million for the same period in 2010.  In addition to the increase in the gross R&D expenses, as detailed above, no participation from third parties was recorded during this period, compared with $0.26 received in the comparative period in 2010.

General and Administrative Expenses

General and administrative expenses for the three months ended March 31, 2011 were $0.78 million, increasing from $0.67 million for the same period in 2010 primarily due an increase in management consulting fees.

Other Income

Other income for the three months ended March 31, 2011 was zero as compared with $0.60 million for the same period in 2010.  The income in 2010 was recognized in connection with our first collaboration agreement signed in October 2009.  As explained above, the excess of the recognized amount received from the pharmaceutical company over the amount of research and development expenses incurred during the period for that agreement was reflected as other income.

Financial Income and Expenses

Financial expenses for the three months ended March 31, 2011 were $0.11 million, increasing from $0.04 million for the same period in 2010.  This increase of $0.07 million was mainly due to the increase in interest expense due to the issuance of additional convertible debentures during the latter half of 2010 and the change in valuation of the convertible debentures which is included in financial expenses in the three months ended March 31, 2011 while the change in the valuation of the convertible debentures was included in financial income during the first quarter of 2010.

Financial income for the three months ended March 31, 2011 was $1.72 million, decreasing from $2.70 million for the same period in 2010.  The decrease of $0.98 million was primarily due to the change in valuation of the warrant liability.

Liquidity and Capital Resources

Sources of Liquidity

We have financed our operations primarily through a combination of equity, debt issues and grants from the OCS and other third parties.

We received $4.4 million from inception through March 31, 2011 from the OCS in development grants of which $0.10 million was received during the three months ended March 31, 2011.

In the three months ended March 31, 2011, warrants were exercised in consideration of $0.38 million and 234,277 shares of common stock were issued.

Subsequent to balance sheet date, on April 13, 2011 we completed our initial public offering in the United States of our Common stock and redeemable Common stock-purchase warrants which are both listed on the NYSE AMEX. The Company issued 2,624,100 shares of Common stock, including 164,100 shares pursuant to  the exercise of the underwriters’ over-allotment option at a price of $4.54 per share  and  redeemable Common Stock purchase warrants to purchase 2,829,000 shares including 369,000 warrants  pursuant to the exercise of the underwriters’ over-allotment option at a price of $0.46  per warrant for total gross proceeds of $13.21 million or approximately $10.64 million in net proceeds after deducting underwriting discounts and commissions of $1.45 million and other offering costs of $1.12 million.

On the closing date of the U.S. initial public offering (April 13, 2011) $0.57 million of 2009 Debentures were automatically converted at a conversion price of $2.724 per share of common stock into an aggregate amount of 209,656 shares. In addition, the Company issued 5-year warrants to purchase 84,702 shares at an initial exercise price of $4.99 per share in connection with the conversion of the 2009 Debentures; and $4.00 million of 2010 Debentures were automatically converted at a conversion price of $3.405 per share into an aggregate amount of 1,198,242 shares.

Cash Flows

We had cash and cash equivalents of $1.35 million at March 31, 2011, $1.23 million at March 31, 2010, $2.86 million at December 31, 2010.  The decrease in our cash balance during the first three months of 2011 was primarily the result of operating activities during the period.

The increase in our cash balance during the first three months of 2010 was primarily the result of the proceeds from the issuance of shares of common stock during that period.

Net cash used in operating activities of $1.53 million for the three  months ended at March 31, 2011 primarily reflected our cash expenses for our operations  .  Net cash provided by operating activities of $0.10 million for the three months ended March 31, 2010 was primarily the result of participations received net of cash expenses. .

Our cash used in investing activities relates mainly to our purchases of property and equipment.

Net cash provided by financing activities was $0.06 million and $0.66 million for the three months ended March 31, 2011 and 2010, respectively.

Our cash flows from financing activities during the three months ended March 31, 2011 are primarily proceeds from the exercise of warrants ($0.04 million) and an increase in short-term bank credit.

Our cash flows from financing activities during the three months ended March 31, 2010 were primarily net cash proceeds from the issuance of shares of $0.65 million.

Funding Requirements

We expect to enter into licensing or other commercialization agreements for all or parts of applications of our Biopump Platform Technology to fund our continuing operations after this offering.  If we are unable to enter into such agreements on terms acceptable to us, we will continue to incur losses from operations for the foreseeable future.  We expect to incur increasing research and development expenses, including expenses related to the hiring of personnel and additional clinical trials, as we further develop the EPODURE Biopump and the INFRADURE Biopump.  We expect that our general and administrative expenses will also increase as we expand our finance and administrative staff, add infrastructure, and incur additional costs related to being a public company in the United States, including investor relations programs, and increased professional fees.  Our future capital requirements will depend on a number of factors, including the timing and outcome of clinical trials and regulatory approvals, the costs involved in preparing, filing, prosecuting, maintaining, defending, and enforcing patent claims and other intellectual property rights, the acquisition of licenses to new products or compounds, the status of competitive products, the availability of financing, and our success in developing markets for our product candidates.

Without taking into account any revenue we may receive as a result of licensing or other commercialization agreements we are pursuing, we believe that the net proceeds from our initial public offering, together with our existing cash, will be sufficient to enable us to fund our operating expenses and capital expenditure requirements for at least 12 months following the closing of such offering.  We have based this estimate on assumptions that may prove to be wrong and we could use our available resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our current and anticipated clinical trials.

We do not anticipate that we will generate revenue from the sale of products for at least five years; however, we do intend to seek licensing or other commercialization agreements similar to our agreement relating to the development of a Biopump producing Factor VIII.  We anticipate that the funds received as a result of such agreements may be sufficient to fund our operations in the future.  In the absence of additional funding or adequate funding from commercialization agreements, we expect our continuing operating losses to result in increases in our cash used in operations over the next several quarters and years.

Absent significant corporate collaboration and licensing arrangements, we will need to finance our future cash needs through public or private equity offerings, or debt financings. We do not currently have any commitments for future external funding.  We may need to raise additional funds more quickly if one or more of our assumptions prove to be incorrect or if we choose to expand our product development efforts more rapidly than we presently anticipate, and we may decide to raise additional funds even before we need them if the conditions for raising capital are favorable.  We may seek to sell additional equity or debt securities or obtain a bank credit facility.  The sale of additional equity or debt securities, if convertible, could result in dilution to our stockholders.  The incurrence of indebtedness would result in increased fixed obligations and could also result in covenants that would restrict our operations.

We are a company in the development stage.  As reflected in the accompanying financial statements, we had a stockholders’ deficit of $7.07 million as of March 31, 2011.  These conditions raise doubt about our ability to continue as a going concern.  Our plans include seeking additional investments and commercial agreements to continue our operations.  However, there is no assurance that we will be successful in our efforts to raise the necessary capital and/or reach such commercial agreements to continue our planned research and development activities.

Principal Uncertainties Related to Potential Future Milestone Payments

We have acquired the exclusive worldwide right to make commercial use of certain patents in connection with the development and commercialization of our product candidate to produce clotting Factor VIII through a license granted by the Regents of the University of Michigan (Michigan).  The Michigan license agreement contains milestone payments, license fees, milestone payments, royalties and sub-license fees as follows:

•	an initial license fee of $25;

•	an annual license fee in arrears of $10 rising to $50 following the grant by the Company of a sublicense or (if sooner) from the 6th anniversary of the effective date of the Licence Agreement;

•	staged milestone payments of $750 (in aggregate), of which $400 will be recoupable against royalties;

•	royalties at an initial rate of 5% of net sales, reducing by a percentage point at predetermined thresholds to 2% upon cumulative net sales exceeding $50,000;

•	Sublicense fees at an initial rate of 6% of sublicensing revenues, reducing by a percentage point at predetermined thresholds to 4%. upon cumulative sublicensing revenues exceeding $50,000; and

•	Patent maintenance costs.

The exclusive worldwide license is expected to expire in 2026 upon the expiration of the last to expire of the patent rights licensed. As of the balance sheet date, we have paid the Initial license fee and patent maintenance costs.  No royalties or sub-license fees have yet accrued.  Additionally, we cannot estimate when we will begin selling any products that would require us to make any such royalty payments.  Whether we will be obligated to make royalty payments in the future is subject to the success of our product development efforts and, accordingly, is inherently uncertain.

Critical Accounting Policies

Our management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States.  The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses.  On an ongoing basis, we evaluate these estimates and judgments, including those described below.  We base our estimates on our historical experience and on various other assumptions that we believe to be reasonable under the circumstances.  These estimates and assumptions form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results and experiences may differ materially from these estimates.

While our significant accounting policies are more fully described in Note 2 to our financial statements, we believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating our reported financial results and affect the more significant judgments and estimates that we use in the preparation of our financial statements.

Convertible Debentures

We irrevocably elected to initially and subsequently measure the convertible debentures issued in 2009 and 2010 entirely at fair value, in accordance with ASC 825-10.  As a result, we will not separate the embedded derivative instrument from the host contract and account for it as a derivative instrument. The convertible debentures are subject to remeasurement at each balance sheet date, and any change in fair value is recognized as a component of financial income (expense), net in the statements of operations. We estimate the fair value of these convertible debentures at the respective balance sheet dates using the Binomial option pricing model. We use a number of assumptions to estimate the fair value, including the remaining contractual terms of the convertible debentures, risk-free interest rates, expected dividend yield and expected volatility of the price of the underlying common stock. These assumptions could differ significantly in the future.

During the first three months ended March 31, 2011, we recorded financial expense of $0.04 million to reflect the decrease in the fair value of the convertible debentures as opposed to $0.31 million recorded as income during the three month period ended March 31, 2010.

Liability in Respect of Warrants

In 2010 we issued warrants with an exercise price denominated in British Pounds Sterling which differs from the functional currency we use. In addition, the exercise price of such warrants is subject to downward adjustment. In addition, in 2006 and 2007, we issued warrants that included price protection in the event of sales of securities below the then current exercise price. In accordance with ASC 815-40-15-7I, we classified these warrants as a liability at their fair value. The warrants liability will be remeasured at each reporting period until exercised or expired. The decrease in the fair value of the warrants during the three months ended March 31, 2011 and 2010 of $1.72 million and $2.37 million respectively are reported in the Statements of Operations as financial income.

We estimate the fair value of these warrants at the respective balance sheet dates using the Binomial option pricing model. We use a number of assumptions to estimate the fair value, including the remaining contractual terms of the warrants, risk-free interest rates, expected dividend yield and expected volatility of the price of the underlying common stock. These assumptions could differ significantly in the future, thus resulting in variability of the fair value which would impact the results of operations in the future.

Stock-Based Compensation

We account for stock options according to the Financial Accounting Standards Board Accounting Standards Codification No. 718 (ASC 718) “Compensation – Stock Compensation.”  Under ASC 718, share-based compensation cost is measured at grant date, based on the estimated fair value of the award, and is recognized as an expense over the employee’s requisite service period on a straight-line basis.

We account for stock options granted to non-employees on a fair value basis using an option pricing method in accordance with ASC 718.  The initial non-cash charge to operations for non-employee options with vesting are revalued at the end of each reporting period based upon the change in the fair value of the options and amortized to consulting expense over the related vesting period.

For the purpose of valuing options and warrants granted to our employees, non-employees and directors and officers during the three months ended March 31. 2011 and 2010, we used the Binomial options pricing model.  To determine the risk-free interest rate, we utilized the U.S. Treasury yield curve in effect at the time of grant with a term consistent with the expected term of our awards.  We estimated the expected life of the options granted based on anticipated exercises in the future periods assuming the success of our business model as currently forecast.  The expected dividend yield reflects our current and expected future policy for dividends on its common stock.  The expected stock price volatility for our stock options was calculated by examining historical volatilities for publicly traded industry peers as we do not have sufficient trading history for our common stock.  We will continue to analyze the expected stock price volatility and expected term assumptions as more historical data for our common stock becomes available.  Given the senior nature of the roles of our employees, directors and officers, we currently estimate that we will experience no forfeitures for those options currently outstanding.

Off-Balance Sheet Arrangements

Pursuant to our license agreement with Yissum, Yissum granted us a license of certain patents for commercial development, production, sub-license and marketing of products to be based on its know-how and research results. In consideration, we agreed to pay Yissum the following amounts, provided, however, that the total aggregate payment of royalties and sub-license fees by us to Yissum shall not exceed $10 million:

•	Non-refundable license fee of $0.4 million to be paid in three installments, as follows:
•	$0.05 million when the accrued investments in us by any third party after May 23, 2005 equal at least $3 million (paid in 2007);
•	$0.15 million when the accrued investments in us by any third party after May 23, 2005 equal at least $12 million (paid in second quarter of 2010); and
•	$0.2 million when the accrued investments in us by any third party after May 23, 2005 equal at least $18 million (paid in April 2011).
•	Royalties at a rate of 5% of net sales of product incorporating the licensed technology; and

•	Sub-license fees at a rate of 9% of sublicense considerations received by us.

In 2007, we signed an agreement with Baylor College of Medicine (BCM) whereby BCM granted us a non-exclusive worldwide license to use, market, sell, lease and import certain technology (BCM technology), by way of any product process or service that incorporates, utilizes or is made with the use of the BCM technology.  In consideration we agreed to pay BCM the following amounts:

•	a one time, non-refundable license fee of $25,000 which was paid in 2007;
•	an annual non-refundable maintenance fee of $20,000;
•	a one-time milestone payment of $75,000 upon FDA clearance or equivalent of clearance for therapeutic use. As of the balance sheet date, we have not achieved FDA clearance; and
•	an installment of $25,000 upon our executing any sub-licenses in respect of the BCM technology.

All payments to BCM are recorded as research and development expenses. The license agreement shall expire (unless terminated earlier for default or by us at our discretion) on the first day following the tenth anniversary of our first commercial sale of licensed products.  After termination, we will have a perpetual, royalty free license to the BCM technology.

Under agreements with the OCS in Israel regarding research and development projects, our Israeli subsidiary is committed to pay royalties to the OCS at rates between 3.5% and 5% of the income resulting from this research and development, at an amount not to exceed the amount of the grants received by our subsidiary as participation in the research and development program, plus interest at LIBOR. The obligation to pay these royalties is contingent on actual income and in the absence of such income no payment is required. As of March 31, 2011, the aggregate contingent liability amounted to approximately $4.4 million.

Pursuant to an agreement we entered into on February 11, 2011 (effective as of January 31, 2011), the Regents of the University of Michigan (Michigan) have granted an exclusive worldwide license for patent rights relating to certain uses of variants of clotting Factor VIII.  The License Agreement covers a portfolio of 2 issued and 3 pending patents. In consideration we agreed to pay Michigan the following amounts:

•	an initial license fee of $25;

•	an annual license fee in arrears of $10 rising to $50 following the grant by us of a sublicense or (if sooner) from the 6th anniversary of the effective date of the licence agreement;

•	staged milestone payments of $750 (in aggregate), of which $400 will be recoupable against royalties;

•	royalties at an initial rate of 5% of net sales, reducing by a percentage point at predetermined thresholds to 2% upon cumulative net sales exceeding $50,000;

•	sublicense fees at an initial rate of 6% of sublicensing revenues, reducing by a percentage point at predetermined thresholds to 4%. upon cumulative sublicensing revenues exceeding $50,000; and

•	patent maintenance costs.

The exclusive worldwide license is expected to expire in 2026 upon the expiration of the last to expire of the patent rights licensed.

Subsequent Events

United States Initial Public Offering (“IPO”):

On April 13, 2011 we completed the IPO of our Common stock and redeemable Common stock purchase warrants both listed on the NYSE AMEX. We issued 2,624,100 shares of Common stock, including 164,100 shares pursuant to the exercise of the underwriters’ over-allotment option at a price of $ 4.54 per share  and redeemable Common Stock purchase warrants to purchase 2,829,000 shares including 369,000 warrants pursuant to the exercise of the underwriters’ over-allotment option at a price of $ 0.46  per warrant share for total gross proceeds of $ 13.21 million or approximately $ 10.64 million in net proceeds after deducting underwriting discounts and commissions of $ 1.45 million and other offering costs of $ 1.12 million.

On the closing date of the IPO (April 13, 2011), $0.57 million of 2009 Debentures were automatically converted at a conversion price of $2.724 per share of Common stock into an aggregate 209,656 shares of Common stock. In addition we issued 5-year warrants to purchase 84,702 shares of Common stock at an initial exercise price of $4.99 per share in connection with the conversion of the 2009 Debentures; and $4.0 million of 2010 Debentures were automatically converted at a conversion price of $3.405 per share of Common stock into an aggregate 1,198,242 shares of Common stock.

In connection with the Company’s IPO subsequent to the balance sheet date, the exercise price of certain warrants and options which were initially issued with round-down protection mechanism were adjusted based upon the share value as determined in the IPO.

Warrant exercises

Subsequent to March 31, 2011, investors, consultants and employees exercised warrants using the cashless exercise mechanism, as follows:  Investors exercised warrants to purchase 17,113 shares of Common stock at the exercise price of $2.49 per share.  These exercises resulted in the issuance of 7,189 shares of Common stock.  A consultant exercised warrants to purchase 60,935 shares of Common stock at the exercise price of $2.49 per share.  The exercise resulted in the issuance of 22,803 shares of Common stock.  Three employees exercised warrants to purchase a total of 67,231 shares of Common stock at the exercise price of $2.49 per share.  These exercises resulted in the issuance of 25,159 shares of Common stock.

Preclinical Development Agreement

On October 22, 2009, we signed a preclinical development and option agreement which was amended in December 2009, with a major international healthcare company that is a market leader in the field of hemophilia.  The development agreement included funding for preclinical development of our Biopump protein technology to produce and deliver the clotting protein Factor VIII for the sustained treatment of hemophilia.

Under the terms of the development agreement, we received $3.9 million to work exclusively with the healthcare company for one year to develop a Biopump to test the feasibility of continuous production and delivery of this clotting protein. Such amount included a payment of $1.5 million for our obligation to work exclusively with the pharmaceutical company for a period of one year ended October 22, 2010 (“Standstill” period) and up to $2.1 million as funding for our operations related to the development of the Biopump Technology for Factor VIII.

The Company and the healthcare company subsequently agreed on a 6-month extension of the agreement.   During the extension period, the Company assumed the funding responsibilities and the healthcare company will have the exclusive option to negotiate a definitive agreement regarding a transaction related to the Factor VIII Biopump technology taking into account the relative contributions of the parties.  Such option was exercisable, at the sole discretion of the healthcare company, any time prior to the end of such 6-month period upon payment to the Company of a $2,500 option fee.   The agreement terminated on April 21, 2011, but we continue to discuss a possible further extension with the Healthcare company.

ITEM 3 — Quantitative and Qualitative Disclosures about Market Risk

Not required.

ITEM 4 — Controls and Procedures

Evaluation of disclosure controls and procedures

As required by Exchange Act Rule 13a-15(b), in connection with the filing of this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2011, the end of the period covered by this report.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1 — Legal Proceedings

We are not currently a party, as plaintiff or defendant, to any legal proceedings which, individually or in the aggregate, are expected by us to have a material effect on our business, financial condition or results of operation if determined adversely to us.

ITEM 1A — Risk Factors

There are no material changes from the risk factors previously disclosed in our Prospectus dated April 7, 2011 and filed pursuant to Rule 424(b) under the Securities Act with the SEC on April 11, 2011.

ITEM 2 — Unregistered Sale of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

In the first quarter of 2011, the following securities were sold by the registrant without registration under the Securities Act. The securities described below were deemed exempt from registration under the Securities Act in reliance upon Section 4(2) of the Securities Act and Regulation D thereunder. There were no underwriters employed in connection with any of these transactions. Proceeds from these equity financings were spent on general and administrative expenses, including salaries and other related costs, and research and development expenses.

Common Stock Issued Upon Exercise of Outstanding Warrants

In January 2011, an investor exercised warrants to purchase 19,558 shares of Common stock at an exercise price of $2.49 per share using the cashless exercise mechanism.  Using this cashless exercise method, the investor was issued 12,298 shares.  In addition, an investor exercised warrants to purchase 3,026 shares of Common stock at an exercise price of $2.49 per share, or an aggregate exercise price of $7,535.

In January 2011, a consultant exercised warrants to purchase 2,250 shares of Common stock at an exercise price of $2.49 per share using the cashless exercise mechanism.  Using this cashless exercise method, the consultant was issued 1,428 shares.

In February 2011, three investors each exercised warrants to purchase 40,338 shares of Common stock at an exercise price of $2.49 per share using the cashless exercise mechanism. Using this cashless exercise method, the investors were each issued 25,534 shares.

In March 2011, two investors exercised warrants to purchase a total of 496 shares of Common stock at an exercise price of $0.002 per share.  The cash consideration received was immaterial.  In addition, an investor exercised warrants to purchase 12,224 shares of Common stock at an exercise price of $2.49 per share, or an aggregate exercise price of $30,438. Also in March 2011, four investors exercised warrants to purchase a total of 97,819 shares of Common stock at the exercise price of $2.49 per share using the cashless exercise mechanism.  Using this cashless exercise method, the investors were issued a total of 53,631 shares of Common stock.

In March 2011, a consultant exercised warrants to purchase 34,288 shares of Common stock at an exercise price of $0.02 per share using the cashless exercise mechanism.  Using this cashless exercise method, the consultant was issued 34,111 shares.  In addition, a consultant exercised warrants to purchase 32,038 shares of Common stock at an exercise price of $2.49 per share using the cashless exercise mechanism.  Using this cashless exercise method, the consultant was issued 13,400 shares.

Use of Proceeds from Registered Securities

On April 7, 2011, a registration statement on Form S-1 (File No. 333-170425) relating to our initial public offering in the United States was declared effective by the SEC.  An aggregate of 2,829,000 shares of our common stock (including 369,000 shares of common stock subject to the underwriters’ option to purchase additional shares) and 2,829,000 warrants to purchase shares of our common stock (including 369,000 warrants subject to the underwriters’ option to purchase additional warrants) were registered under the registration statement, at an initial public offering price of $5.00 for the combination of one share and one warrant (representing a price of $4.54 per share of common stock and $0.46 per warrant).  The aggregate offering price for the shares and warrants was approximately $14.1 million.

Each warrant included in the offering entitles the holder to purchase one share of common stock at an initial exercise price of $6.00 per share. The warrants have a 5-year term from the date of issuance and are immediately exercisable for cash only. We have the right to redeem the warrants for $0.01 per warrant in the event the price of our common stock exceeds $10.00 per share for any 20 trading days within a 30 consecutive trading day period.

The U.S. initial public offering closed on April 13, 2011.  Roth Capital Partners acted as the sole book-running manager for the offering and Maxim Group LLC acted as co-lead manager.  On April 19, 2011, the underwriters exercised their option to purchase an additional 369,000 warrants at the public offering price of $0.46 per warrant.  On May 3, 2011, the underwriters exercised their option to purchase an additional 164,100 shares of common stock at the public offering price of $4.54 per share.  The remaining option to purchase an additional 204,900 shares of common stock will expire on May 21, 2011.

Following the partial exercise of the over-allotment option, we have sold 2,624,100 shares of common stock and 2,829,000 warrants in our U.S. initial public offering for net proceeds of approximately $10.6 million, after deducting underwriting discounts and commissions of approximately $1.1 million, the corporate finance fee payable to the underwriters of approximately $0.4 million and offering expenses of approximately $1.2 million.

No offering expenses were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning ten percent or more of any class of our equity securities or to any other affiliates.

We intend to use the proceeds from this offering for product development activities, including clinical trials of our product candidates EPODURE to treat anemia in chronic kidney disease and INFRADURE to treat hepatitis C, for the development of HEMODURE Biopumps producing clotting Factor VIII to treat hemophilia, for patent maintenance fees and intellectual property support and for working capital and other general corporate purposes, which may include the acquisition or licensing of complementary technologies, products or business. Pending use of the net proceeds as described above, we have invested the net proceeds in short-term interest-bearing investment grade securities. There has been no material change in the planned use of proceeds from our U.S. initial public offering from that described in the final prospectus dated April 7, 2011 filed by us with the SEC pursuant to Rule 424(b).

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 3 — Defaults Upon Senior Securities

None.

ITEM 4 — [Removed and Reserved.]

ITEM 5 — Other Information

None.

ITEM 6 — Exhibits

Exhibit No.	Description

3.1
Amended and Restated Certificate of Incorporation (previously filed as Exhibit 3.1 to the Company’s Registration Statement on Form S-1 filed November 5, 2010 (File No. 333-170425) and incorporated herein by reference).

3.2
Certificate of Amendment to Amended and Restated Certificate of Incorporation (previously filed as Exhibit 3.2 to the Company’s Registration Statement on Form S-1 filed November 5, 2010 (File No. 333-170425) and incorporated herein by reference).

3.3
Amended and Restated By-Laws (previously filed as Exhibit 3.3 to the Company’s Amendment No. 4 to Registration Statement on Form S-1 filed February 22, 2011 (File No. 333-170425) and incorporated herein by reference).

3.4	Amendment to Amended and Restated By-Laws (previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed April 11, 2011 (File No. 001-35112) and incorporated herein by reference).

10.1
License Agreement, effective as of January 31, 2011, between the Company and the Regents of the University of Michigan (previously filed as Exhibit 10.25 to the Company’s Amendment No. 3 to Registration Statement on Form S-1 filed February 17, 2011 (File No. 333-170425) and incorporated herein by reference).

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1
Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEDGENICS, INC.

Date: May 12, 2011	By:	/s/ Andrew L. Pearlman
Andrew L. Pearlman
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 12, 2011	By:	/s/ Phyllis Bellin
Phyllis Bellin
Director of Finance and Administration
(Principal Accounting and Financial Officer)