Form 10-Q
period 2011-06-30
MEDGENICS, INC.
filed 2011-08-12
CIK 1138776

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 001-35112

 Medgenics, Inc.
(Exact name of registrant as specified in its charter)

Delaware	98-0217544
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

555 California Street, Suite 311, San Francisco, CA	94104
(Address of Principal Executive Offices)	(Zip Code)

(415) 568-2245

(Registrant’s telephone number, including area code)

8000 Towers Crescent Drive, Suite 1300, Vienna, VA 22182
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No   ☒

As of August 5, 2011, the registrant had 9,638,948 shares of common stock, $.0001 par value, outstanding.

MEDGENICS, INC.

PART I — FINANCIAL INFORMATION

ITEM 1 — Financial Statements
MEDGENICS, INC. AND ITS SUBSIDIARY
 (A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
U.S. dollars in thousands

	June 30,		December 31,
	2011	2010	2010
	(Unaudited)

ASSETS

CURRENT ASSETS:

Cash and cash equivalents	$10,116	$1,363	$2,859
Accounts receivable and prepaid expenses	1,026	321	983

Total current assets	11,142	1,684	3,842

LONG-TERM ASSETS:

Restricted lease deposits	49	32	46
Severance pay fund	353	247	318

Total long-term assets	402	279	364

PROPERTY AND EQUIPMENT, NET	378	253	243

DEFERRED ISSUANCE EXPENSES	-	-	672

Total assets	$11,922	$2,216	$5,121

The accompanying notes are an integral part of the interim consolidated financial statements.

MEDGENICS, INC. AND ITS SUBSIDIARY
 (A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
U.S. dollars in thousands

	June 30,		December 31,
	2011	2010(*)	2010
	(Unaudited)

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:

Trade payables	$869	$824	$743
Advance payment	-	678	-
Other accounts payable and accrued expenses	1,272	1,198	1,235
Convertible debentures	-	-	5,460

Total current liabilities	2,141	2,700	7,438

LONG-TERM LIABILITIES:

Accrued severance pay	1,146	995	1,087
Convertible debentures	-	992	-
Liability in respect of warrants	1,321	2,430	3,670

Total long-term liabilities	2,467	4,417	4,757

Total liabilities	4,608	7,117	12,195

STOCKHOLDERS’ EQUITY (DEFICIT):

Common stock - $0.0001 par value; 100,000,000 shares authorized; 9,638,948, 4,420,611 and 5,295,531 shares issued and outstanding at June 30, 2011 and 2010 and December 31, 2010, respectively	1	1	1
Additional paid-in capital	51,383	32,006	34,334
Deficit accumulated during the development stage	(44,070)	(36,908)	(41,409)

Total stockholders’ equity (deficit)	7,314	(4,901)	(7,074)

Total liabilities and stockholders’ equity (deficit)	$11,922	$2,216	$5,121

(*) Restated see Note 4

The accompanying notes are an integral part of the interim consolidated financial statements.

MEDGENICS, INC. AND ITS SUBSIDIARY
 (A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
U.S. dollars in thousands (except share and per share data)

	Six months ended June 30,		Three months ended June 30,		Period from January 27, 2000 (inception) through June 30,
	2011	2010 (*)	2011	2010	2011
	Unaudited

Research and development expenses	$2,718	$1,366	$1,544	$811	$27,173

Less - Participation by the Office of the Chief Scientist	(503)	(238)	(503)	(147)	(4,936)
U.S. Government grant	-	-	-	-	(244)
Participation by third party	-	(432)	-	(265)	(992)

Research and development expenses, net	2,215	696	1,041	399	21,001

General and administrative expenses	1,832	1,111	1,052	441	23,306

Other income:
Excess amount of participation in research and development from third party	-	(1,292)	-	(688)	(2,904)

Operating loss	(4,047)	(515)	(2,093)	(152)	(41,403)

Financial expenses	(133)	(106)	(232)	(1,830)	(3,318)
Financial income	1,521	975	4	31	297

Income (loss) before taxes on income	(2,659)	354	(2,321)	(1,951)	(44,424)

Taxes on income	2	-	2	-	75

Net income (loss)	$(2,661)	$354	$(2,323)	$(1,951)	$(44,499)

Basic earnings (loss) per share	$(0.369)	$0.091	$(0.257)	$(0.472)
Diluted earnings per share	$(0.369)	$0.041	$(0.257)	$(0.472)

Weighted average number of shares of Common stock used in computing basic earnings/loss per share	7,212,074	3,884,541	9,033,672	4,133,859
Weighted average number of shares of Common stock used in computing diluted earnings per share	7,212,074	8,641,369	9,033,672	4,133,859

(*) Restated see Note 4

The accompanying notes are an integral part of the interim consolidated financial statements.

MEDGENICS, INC. AND ITS SUBSIDIARY
 (A Development Stage Company)
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
U.S. dollars in thousands (except share data)

	Common stock			Additional paid-in	Receipts on account of	Deficit accumulated during the development	Total stockholders’
	Shares	Amount		capital	shares	stage	deficit

Balance as of January 1, 2010	3,490,512	$1		$29,523	$25	$(37,262)	$(7,713)

Exercise of warrants	6,721	(	*)	65	(25)	-	40
Stock based compensation related to options granted to consultants and employees	-	-		200	-	-	200
Issuance of Common stock in February 2010 at $4.38 per share to consultants	32,142	(	*)	141	-	-	141
Issuance of Common stock in March 2010, net at $2.63 (GBP 1.75) per share	407,800	(	*)	943	-	-	943
Issuance of Common stock in May 2010, net at $2.52 (GBP 1.75) per share	477,934	(	*)	1,115	-	-	1,115
Issuance of Common stock in May 2010 at $3.43 (GBP 2.28) per share	5,502	(	*)	19	-	-	19

Net income (**)	-	-		-	-	354	354

Balance as of June 30, 2010 (unaudited) (**)	4,420,611	$1		$32,006	$-	$(36,908)	$(4,901)

(*)  Represents an amount lower than $1.
(**) Restated see Note 4

The accompanying notes are an integral part of the interim consolidated financial statements.

MEDGENICS, INC. AND ITS SUBSIDIARY
 (A Development Stage Company)
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
U.S. dollars in thousands (except share data)

	Common stock			Additional paid-in	Deficit accumulated during the development	Total stockholders’
	Shares	Amount		capital	stage	deficit

Balance as of January 1, 2011	5,295,531	$1		$34,334	$(41,409)	$(7,074)

Issuance of Common stock and warrants, net	2,624,100	(	*)	10,389	-	10,389
Issuance of Common stock upon conversion of debentures	1,407,898	(	*)	5,577	-	5,577
Exercise of options and warrants	311,419	(	*)	872	-	872
Stock based compensation related to options and warrants granted to consultants and employees	-	-		211	-	211

Loss	-	-		-	(2,661)	(2,661)

Balance as of June 30, 2011 (unaudited)	9,638,948	$1		$51,383	$(44,070)	$7,314

(*)  Represents an amount lower than $1.

The accompanying notes are an integral part of the interim consolidated financial statements.

MEDGENICS, INC. AND ITS SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
U.S. dollars in thousands

	Six months ended June 30,		Period from January 27, 2000 (inception) through June 30,
	2011	2010 (*)	2011
	Unaudited

CASH FLOWS FROM OPERATING ACTIVITIES:

Income (loss)	$(2,661)	$354	$(44,499)

Adjustments to reconcile loss to net cash used in operating activities:

Depreciation	36	59	1,018
Loss from disposal of property and equipment	-	-	330
Issuance of shares as consideration for providing security for letter of credit	-	-	16
Stock based compensation related to options and warrants granted to employees and consultants	211	200	6,978
Interest and amortization of beneficial conversion feature of convertible note	-	-	759
Change in fair value of convertible debentures and warrants	(1,479)	(924)	2,099
Accrued severance pay, net	24	18	794
Exchange differences on a restricted lease deposit	(1)	3	(2)
Exchange differences on a long term loan	-	-	3
Increase (decrease) in trade payables	126	(123)	869
Decrease (increase) in accounts receivable, prepaid expenses and deferred issuance expenses	629	(309)	(1,026)
Increase (decrease) in other accounts payable, accrued expenses and advance payment	118	(456)	1,900

Net cash used in operating activities	(2,997)	(1,178)	(30,761)

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of property and equipment	(171)	(10)	(1,901)
Proceeds from disposal of property and equipment	-	-	173
Decrease (increase) in restricted lease deposit and prepaid lease payments	(2)	4	(47)

Net cash used in investing activities	$(173)	$(6)	$(1,775)

(*) Restated see Note 4

The accompanying notes are an integral part of the interim consolidated financial statements.

MEDGENICS, INC. AND ITS SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
U.S. dollars in thousands

	Six months ended June 30,		Period from January 27, 2000 (inception) through June 30,
	2011	2010 (*)	2011
	Unaudited

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from issuance of shares and warrants, net	$10,389	$2,077	$34,501
Proceeds from exercise of options and warrants, net	38	-	986
Repayment of a long-term loan	-	-	(73)
Proceeds from long term loan	-	-	70
Issuance of a convertible debenture and warrants	-	-	7,168

Net cash provided by financing activities	10,427	2,077	42,652

Increase in cash and cash equivalents	7,257	893	10,116

Balance of cash and cash equivalents at the beginning of the period	2,859	470	-

Balance of cash and cash equivalents at the end of the period	$10,116	$1,363	$10,116

Supplemental disclosure of cash flow information:

Cash paid during the period for:

Interest	$49	$91	$242

Taxes	$-	$11	$97

Supplemental disclosure of non-cash flow information:

Issuance expenses paid with shares	$-	$-	$310

Issuance of Common stock upon conversion of convertible debentures	$5,577	$-	$8,422

Issuance of Common stock and warrants to consultants as settlement of debt	$-	$141	$547

Classification of liability in respect of warrants into equity due to exercise of warrants	$834	$-	$834

(*) Restated see Note 4

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

On December 4, 2007 the Company’s Common stock was admitted for trading on the AIM market of the London Stock Exchange.

 On April 13, 2011 (the "closing date"), the Company completed an Initial Public Offering of its Common stock on the NYSE Amex (the “IPO”), raising $10,389 in net proceeds (see Note 3(b)6).

On the closing date of the IPO, $570 of 2009 Debentures and $4,000 of 2010 Debentures were automatically converted into Common stock (see Note 3(b)7).

According to ASC 815-15, prior to the consummation of the Company’s IPO, the Company classified the $570 in principal value of convertible debentures issued in 2009 (the “2009 Debentures”) and the $4,000 in principal value of convertible debentures issued in 2010 (the “2010 Debentures”) as a liability and measured the 2009 Debentures and 2010 Debentures entirely at fair value at each reporting date. On the closing date of the IPO and upon the automatic conversion of the 2009 Debentures and 2010 Debentures into Common stock, the Company classified this liability as additional paid in capital.

In addition, the exercise price of certain warrants which were initially issued with round-down protection mechanisms was adjusted based upon the public offering price of the shares of Common stock sold in the IPO.

b.
The Company and the Subsidiary are in the development stage. As reflected in the accompanying financial statements, the Company incurred a loss during the six month period ended June 30, 2011 of $2,661 and, had a stockholders’ equity and working capital balance of $7,314 and $9,001, respectively, as of June 30, 2011. The Company and the Subsidiary have not yet generated revenues from product sales. The Company has begun generating income from partnering on development programs and expects to continue to expand its partnering activity. Management’s plans also include seeking additional investments and commercial agreements to continue the operations of the Company and the Subsidiary.

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

c.
Pursuant to an agreement entered into on February 11, 2011 (effective as of January 31, 2011), the Regents of the University of Michigan ("Michigan") have granted an exclusive worldwide license for patent rights relating to certain uses of variants of clotting Factor VIII.  The License Agreement covers a portfolio of 2 issued and 3 pending patents. In consideration the Company agreed to pay Michigan the following amounts:

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

MEDGENICS, INC. AND ITS SUBSIDIARY
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands

NOTE 1:-	GENERAL (CONT.)

d.	(cont.)

If the two parties choose not to proceed to a full commercial agreement, the Company will receive all rights to the jointly developed intellectual property and will pay royalties to the Healthcare company at the rates between 5% and 10% of any future income arising from such intellectual property up to a maximum of ten times the total funds paid by the Healthcare company to the Company.

The Company estimated the value of the option to negotiate a future definitive agreement for the continuation of the development or for a sale, license or other transfer of the FVIII Biopump technology as immaterial.

Through December 31, 2010, payments totaling $3,590 were received from the Healthcare company.  Additional amount of $306 was received in February 2011.

As of October 22, 2010, the Company and the Healthcare company agreed to a 6-month extension of the Agreement. During the extension period, the Company assumed the funding responsibilities. During the original term of the agreement and the extension period, the Healthcare company had the exclusive option to negotiate a definitive agreement regarding a transaction related to the FVIII Biopump technology taking into account the relative contributions of the parties, upon payment to the Company of a $2,500 option fee.  In July 2011, the Company and the Healthcare company agreed on an additional extension of the Agreement.  Under the extension, confirmatory studies will be conducted implanting Factor VIII Biopumps in mice.  The Healthcare company will bear the costs of these studies.  During the extended agreement, which will expire no later than September 30, 2011, the Healthcare company has the opportunity to exercise the aforementioned option to negotiate exclusively with the Company regarding a definitive agreement.

e.
In June 2011, Medgenics Medical Israel Ltd. (the "Subsidiary") received approval for an additional Research and Development program from the Office of the Chief Scientist in Israel ("OCS") for the period March through August 2011. The approval allows for a grant of up to approximately $900 based on research and development expenses, not funded by others, of up to $1,500.

MEDGENICS, INC. AND ITS SUBSIDIARY
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands

NOTE 2:-	SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

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

Recently Announced Accounting Pronouncements

In May 2011, the FASB issued Accounting Standards Update 2011-04, “Fair Value Measurement” (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. This guidance amends the disclosure requirements related to recurring and nonrecurring fair value measurements and includes the following provisions: application of the concepts of highest and best use and valuation premise, introduction of an option to measure groups of offsetting assets and liabilities on a net basis, incorporation of certain premiums and discounts in fair value measurements, and the measurement of fair value of certain instruments classified in stockholders’ equity. In addition, the amended guidance includes several new fair value disclosure requirements, including, among other things, information about valuation techniques and unobservable inputs used in Level 3 fair value measurements and a narrative description of Level 3 measurements’ sensitivity to changes in unobservable inputs. The guidance becomes effective for the reporting period beginning January 1, 2012. The Company expects that adoption of this new guidance will not have a material impact on the Company’s financial statements.

In June 2011, the FASB issued Accounting Standards Update 2011-05, “Comprehensive Income” (topic 220): Presentation of Comprehensive Income. This amended guidance eliminates the option for reporting entities to present components of other comprehensive income in the statement of stockholders’ equity. Instead, this amended guidance now requires reporting entities to present all non-owner changes in stockholders’ equity either as a single continuous statement of comprehensive income or as two separate but consecutive statements. The guidance will become effective for the reporting period beginning January 1, 2012. The Company expects that adoption of this new guidance will not have a material impact on the Company’s financial statements.

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

b.	Issuance of shares, options and warrants to investors

1.
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

2.
In February 2011, three investors each exercised warrants to purchase 40,338 shares of Common stock at an exercise price of $2.49 per share using the cashless exercise mechanism. Using this cashless exercise method, the investors were each issued 25,534 shares.

3.
In March 2011, two investors exercised warrants to purchase a total of 496 shares of Common stock at an exercise price of $0.002 per share.  The cash consideration received was immaterial.  In addition, an investor exercised warrants to purchase 12,224 shares of Common stock at an exercise price of $2.49 per share, or an aggregate exercise price of $30. Also in March 2011, eight investors exercised warrants to purchase a total of 162,765 shares of Common stock at the exercise price of $2.49 per share using the cashless exercise mechanism. Using this cashless exercise method, the investors were issued a total of 80,765 shares of Common stock.

4.	In March 2011, unexercised warrants held by eight investors to purchase a total of 270,992 shares of Common stock expired. The aggregate value of these warrants, $636, was recorded to finance income.

5.
In April 2011, an investor exercised warrants to purchase 7,334 shares of Common stock at the exercise price of $2.49 per share using the cashless exercise mechanism.  Using this cashless exercise method, the investor was issued 3,060 shares of Common stock.

MEDGENICS, INC. AND ITS SUBSIDIARY
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands

NOTE 3:-	STOCKHOLDERS’ EQUITY (CONT.)

b.	Issuance of shares, options and warrants to investors (cont.)

6.
On April 13, 2011 the Company completed the IPO of its Common stock on the NYSE Amex. The Company issued 2,624,100 shares of Common stock, including 164,100 shares pursuant to the exercise of the underwriters’ over-allotment option, at a price of $4.54 per share and redeemable Common Stock purchase warrants to purchase 2,829,000 shares, including 369,000 warrants pursuant to the exercise of the underwriters’ over-allotment option, at a price of $0.46 per warrant for total gross proceeds of $13,215 or approximately $10,389 in net proceeds after deducting underwriting discounts and commissions of $1,454 and other offering costs of approximately $1,372.

7.
On the closing date of the IPO (April 13, 2011) $570 of 2009 Debentures were automatically converted at a conversion price of $2.724 per share of Common stock into an aggregate 209,656 shares of Common stock. In addition the Company issued 5-year warrants to purchase 84,693 shares of Common stock (of which warrants to purchase 11,310 shares of Common stock were granted to placement agents) at an initial exercise price of $4.99 per share in connection with the conversion of the 2009 Debentures; and $4,000 of 2010 Debentures were automatically converted at a conversion price of $3.405 per share of Common stock into an aggregate 1,198,242 shares of Common stock.

c.	Issuance of shares, stock options, warrants and restricted shares to employees and directors

1.
In January 2011, the Company granted options to purchase 12,857 shares of Common stock under its 2006 Stock Incentive Plan, as amended (the “Stock Incentive Plan”) at an exercise price of $6.55 per share to each of four of the Company's non-executive directors. Such options have a 10-year term and vest in equal installments over three years.

2.
In May 2011, a director of the Company exercised warrants to purchase 60,507 shares of Common stock at an exercise price of $2.49 per share using the cashless exercise mechanism.  The director was issued 18,269 shares as a result of the warrant exercise.

3.	In May and June 2011, unexercised options held by two employees to purchase a total of 34,135 shares of Common stock expired.

4.
In May 2011, three employees exercised options to purchase a total of 67,231 shares of Common stock at an exercise price of $2.49 per share using the cashless exercise method.  The employees were issued a total of 25,159 shares as a result of the option exercises.

5.
Subsequent to the balance sheet date, in July 2011, the Company granted an employee 40,000 options exercisable at a price of $3.64 per share.  The options have a 10-year term and vest in four equal annual tranches of 10,000 each.  The options were granted under the Stock Incentive Plan.

MEDGENICS, INC. AND ITS SUBSIDIARY
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands

NOTE 3:-	STOCKHOLDERS’ EQUITY (CONT.)

c.	Issuance of shares, stock options, warrants and restricted shares to employees and directors (cont.)

6.
In December 2010, the Company granted the Executive Chairman of the Board of the Company 57,142 shares of restricted Common stock in compensation for his services in his new role as the Executive Chairman of the Board of the Company.  These shares of Common stock are restricted in that they may not be disposed of and are not entitled to dividends.  These restrictions will be removed in relation to 14,285 shares of Common stock on each of October 18, 2012 and October 18, 2013 and the final 28,572 shares of Common stock on October 18, 2014. The value of these restricted shares of Common stock, $285, was based on the fair value at the grant date and will be recognized as an expense using the straight line method. The Company recorded expenses in the amount of $37 for the period of six months ended June 30, 2011.

A summary of the Company’s activity for restricted shares granted to employees and directors is as follows:

Restricted shares	Outstanding	Exercisable

Number of restricted shares as of December 31, 2010 and June 30, 2011	57,142	-

7.	A summary of the Company’s activity for options and warrants granted to employees and directors is as follows:

	Six months ended June 30, 2011
	Number of options and warrants	Weighted average exercise price	Weighted average remaining contractual terms (years)	Aggregate intrinsic value price

Outstanding at January 1, 2011	1,878,141	$4.13

Granted	51,428	6.55
Expired	34,135	3.01
Exercised	67,231	2.49

Outstanding at June 30, 2011	1,828,203	$4.29	4.54	$1,825

Exercisable at June 30, 2011	1,503,767	$3.57	3.80	$1,825

Vested and expected to vest at June 30, 2011	1,807,313	$4.25	4.50	$1,825

MEDGENICS, INC. AND ITS SUBSIDIARY
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands

NOTE 3:-	STOCKHOLDERS’ EQUITY (CONT.)

c.	Issuance of shares, stock options, warrants and restricted shares to employees and directors (cont.)

As of June 30, 2011, there was $559 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted to employees. That cost is expected to be recognized over a weighted-average period of 2.2 years.

The aggregate intrinsic value represents the total intrinsic value (the difference between the Company’s Common stock fair value as of June 30, 2011 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on June 30, 2011.

Calculation of aggregate intrinsic value is based on the closing price of the Company’s Common stock as of June 30, 2011 ($4.10 per share) as reported on the close of trading on the NYSE Amex.

d.	Issuance of shares, stock options and warrants to consultants

1.
In September 2010, the Company issued warrants to purchase 46,071 shares of Common stock in settlement of fees in relation to the 2010 Debentures issued in 2010.  These warrants were cancelled in March 2011.

In January 2011, a consultant exercised warrants to purchase 2,250 shares of Common stock at an exercise price of $2.49 per share using the cashless exercise mechanism.  Using this cashless exercise method, the consultant was issued 1,428 shares.

2.
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

3.
In March 2011, the Company granted options to purchase 19,068 shares of Common stock under the Stock Incentive Plan at an exercise price of $6.65 per share to each of two new members of the Company’s Strategic Advisory Board. Such options have a 10 year term and vest in equal installments over three years.  The fair value of these options at the grant date was $2.51 per option.

4.	In March 2011, unexercised warrants held by a consultant to purchase 15,234 shares of Common stock expired.

5.
In April 2011, the Company granted warrants to purchase 11,310 shares of Common stock at an exercise price of $4.99 per share to placement agents in settlement of fees in relation to the Debentures issued in 2009.

MEDGENICS, INC. AND ITS SUBSIDIARY
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands

NOTE 3:-	STOCKHOLDERS’ EQUITY (CONT.)

d.	Issuance of shares, stock options and warrants to consultants (cont.)

6.	In April 2011, unexercised options held by a consultant to purchase 3,056 shares of Common stock expired.

7.	In June 2011, unexercised options held by a consultant to purchase 12,224 shares of Common stock expired.

8.
In May and June 2011, three consultants exercised warrants to purchase a total of 85,383 shares of Common stock at an exercise price of $2.49 per share using the cashless exercise method.  The consultants were issued a total of 30,553 shares.

9.
Subsequent to the balance sheet date, in July 2011, the Company issued warrants to purchase 50,000 shares of Common stock at an exercise price of $4.02 to a consultant in compensation for financial advisory services.

10.	Subsequent to the balance sheet date, in August 2011, the Company issued warrants to purchase 150,000 shares of Common stock at an exercise price of $4.80 to a consultant in compensation for financial advisory services.

11.	A summary of the Company’s activity for warrants and options granted to consultants under the Stock Incentive Plan is as follows:

	Six months ended June 30, 2011
	Number of options and warrants	Weighted average exercise price	Weighted average remaining contractual terms (years)	Aggregate intrinsic value price

Outstanding at January 1, 2011	558,292	$5.04

Granted	49,446	6.27

Exercised	153,959	1.94

Cancelled or expired	76,585	6.41

Outstanding at June 30, 2011	377,194	$5.90	3.41	$18

Exercisable at June 30, 2011	280,074	$5.53	1.87	$18

The weighted-average grant-date fair value of warrants and options granted to consultants during the three months period ended June 30, 2011 was $0.46. As of June 30, 2011, there was $250 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted to consultants under the Company’s stock option plan. That cost is expected to be recognized over a weighted-average period of 2.2 years.

Calculation of aggregate intrinsic value is based on the closing price of the Company’s stock as of June 30, 2011 ($4.10 per share) as reported on the close of trading on NYSE Amex.

MEDGENICS, INC. AND ITS SUBSIDIARY
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands

NOTE 3:-	STOCKHOLDERS’ EQUITY (CONT.)

e.	Compensation expenses

Compensation expense related to warrants and options granted to employees, directors and consultants was recorded in the Statement of Operations in the following line items:

	Six months ended June 30,		Three months ended June 30,
	2011	2010	2011	2010

Research and development expenses	$55	$59	$25	$40
General and administrative expenses	156	141	98	69

	$211	$200	$123	$109

MEDGENICS, INC. AND ITS SUBSIDIARY
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands

NOTE 3:-	STOCKHOLDERS’ EQUITY (CONT.)

f.	Summary of options and warrants:

A summary of all the options and warrants outstanding as of June 30, 2011 is presented in the following table:
	As of June 30, 2011
Options / Warrants	Exercise Price per Share	Options and Warrants Outstanding	Options and Warrants Exercisable	Weighted Average Remaining Contractual Terms (in years)

Options:

Granted to Employees and Directors	$2.49	228,507	228,507	3.8
	$4.10	42,783	32,087	1.2
	$5.60	49,536	37,152	2.0
	$6.55	51,428	-	9.5
	$7.35	332,046	300,831	1.4
	$8.19	218,713	-	9.2
		923,013	598,577

Granted to Consultants	$4.20	19,354	6,451	3.4
	$5.60	19,354	19,354	2.3
	$6.65	38,136	-	9.5
	$7.35	53,176	45,230	1.4
	$8.19	38,136	-	9.2
		168,156	71,035

Total Options		1,091,169	669,612

Warrants:

Granted to Employees and Directors	$2.49	905,190	905,190	4.8

Granted to Consultants	$3.19	11,370	11,370	4.2
	$3.85	29,725	29,725	0.3
	$4.99	11,310	11,310	4.8
	$5.34	16,976	16,976	1.4
	$5.37	37,508	37,508	1.2
	$5.65	102,149	102,149	2.1
		209,038	209,038

Granted to Investors	$0.0002	35,922	35,922	4.8
	$3.85	534,755	534,755	0.3
	$4.54	428,571	428,571
	$4.99	73,383	73,383	4.8
	$5.37	166,132	166,132	1.2
	$5.65	50,721	50,721	1.4
	$6.00	2,829,000	2,829,000	4.8
	$8.75	34,804	34,804	0.6
		4,153,288	4,153,288

Total Warrants		5,267,516	5,267,516

Total Options and Warrants		6,358,685	5,937,128

MEDGENICS, INC. AND ITS SUBSIDIARY
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands

NOTE 4:-	RESTATEMENT

In 2010, the Company noted that in connection with certain warrants (the “Warrants”) issued to investors through the years 2006 and 2007 in the event of equity issuance below exercise price of the Warrants the investors shall be extended full-ratchet anti-dilution protection on the exercise price of the Warrants. According to ASC 815-40-15 “Derivatives and Hedging”, such Warrants should be classified as a liability and measured at fair value, with changes in fair value recognized in earnings. ASC 815-40-15 became effective on January 1, 2009. Therefore, the cumulative effect of the change in accounting principle should have been recognized as an adjustment to the opening balance of the appropriate component of equity. The cumulative-effect adjustment is the difference between the amounts recognized in the statement of financial position before initial application of this guidance and the amounts recognized in the statement of financial position at initial application of this guidance.  The fair value of the Warrants at December 31, 2009 and June 30, 2010 amounted to $3,373 and $2,430, respectively.
Based on these facts, the Company has restated the June 30, 2010 consolidated balance sheet and the related statement of operations, changes in stockholders’ deficit and cash flows for the period then ended within these financial statements, as follows:

	June 30, 2010 as reported	Adjustment	June 30, 2010 restated
Consolidated Balance Sheet:

Liability in respect of warrants	$-	$2,430	$2,430

Total long-term liabilities	$1,987	$2,430	$4,417

Total liabilities	$4,687	$2,430	$7,117

Additional paid-in capital	$32,840	$(834)	$32,006

Deficit Accumulated	$(35,312)	$(1,596)	$(36,908)

Total stockholders’ deficit	$(2,471)	$(2,430)	$(4,901)

	Six months ended June 30, 2010 as reported	Adjustment	Six months ended June 30, 2010 restated
Consolidated Statement of Operations:

Financial income	$71	$904	$975

Income (loss) before taxes on income	$(550)	$904	$354

Net income (loss)	$(550)	$904	$354

Net income (loss) attributable to Common stockholders	$(550)	$904	$354

Basic earnings (loss) per Common share	$(0.14)	$0.231	$0.091

Diluted earnings (loss) per Common share	$(0.14)	$0.181	$0.041

* * * * * * * * * * * * * *

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

We have generated significant losses to date, and we expect to continue to generate losses as we progress towards the commercialization of our product candidates. We have incurred net losses of approximately $2.66 million and $44.50 million for the six month period ended June 30, 2011 and for the period from inception through June 30, 2011, respectively. As of June 30, 2011, we had stockholders’ equity of approximately $7.31 million. We are unable to predict the extent of any future losses or when we will become profitable, if at all.

Although we have not yet generated revenues from product sales, we have begun generating income from partnering on development programs and we expect to continue to expand our partnering activity.

In October 2009, we signed a preclinical development and option agreement with a major international healthcare company that is a market leader in the field of hemophilia, representing our first collaboration agreement for the Biopump Platform Technology. Pursuant to this agreement, the healthcare company provided funding for preclinical development of our Biopump Platform Technology to produce and deliver the clotting protein Factor VIII for the sustained treatment of hemophilia. Under the terms of the collaboration agreement, we received $3.90 million. On October 22, 2010 the agreement expired. We and the healthcare company subsequently agreed on a 6-month extension of the agreement. During the extension period, the Company assumed the funding responsibilities and the healthcare company had the exclusive option, with an exercise price of $2.50 million, to negotiate a definitive agreement regarding a transaction related to the Factor VIII Biopump technology taking into account the relative contributions of the parties. In July 2011, the Company and the healthcare company agreed on an additional extension of the agreement. Under the extension, confirmatory studies will be conducted implanting Factor VIII Biopumps in mice. The healthcare company will bear the costs of these studies. During the extended agreement which will expire no later than September 30, 2011, the healthcare company has the opportunity to exercise the aforementioned option.

United States Initial Public Offering (“IPO”):

On April 13, 2011 we completed the IPO of our Common stock and redeemable Common stock purchase warrants both listed on the NYSE Amex. We issued 2,624,100 shares of Common stock, including 164,100 shares pursuant to the exercise of the underwriters’ over-allotment option, at a price of $4.54 per share and redeemable Common Stock purchase warrants to purchase 2,829,000 shares including 369,000 warrants pursuant to the exercise of the underwriters’ over-allotment option, at a price of $ 0.46 per warrant for total gross proceeds of $13.21 million or approximately $10.39 million in net proceeds after deducting underwriting discounts and commissions of $1.45 million and other offering costs of approximately $1.37 million.

On the closing date of the IPO (April 13, 2011), $0.57 million of 2009 Debentures were automatically converted at a conversion price of $2.724 per share of Common stock into an aggregate 209,656 shares of Common stock. In addition we issued 5-year warrants to purchase 84,693 shares of Common stock at an initial exercise price of $4.99 per share in connection with the conversion of the 2009 Debentures; and $4.00 million of 2010 Debentures were automatically converted at a conversion price of $3.405 per share of Common stock into an aggregate 1,198,242 shares of Common stock.

In connection with the Company’s IPO, the exercise price of certain warrants and options which were initially issued with round-down protection mechanism were adjusted based upon the share value as determined in the IPO.

Financial Operations Overview

Research and Development Expense

Research and development expense from inception through June 30, 2011 consists of: (i) internal costs associated with our development activities; (ii) payments we make to third party contract research organizations, contract manufacturers, investigative sites, and consultants; (iii) technology and intellectual property license costs; (iv) manufacturing development costs; (v) personnel related expenses, including salaries, benefits, travel, and related costs for the personnel involved in product development; (vi) activities related to regulatory filings and the advancement of our product candidates through preclinical studies and clinical trials; and (vii) facilities and other allocated expenses, which include direct and allocated expenses for rent, facility maintenance, as well as laboratory and other supplies. All research and development costs are expensed as incurred.

Conducting a significant amount of development is central to our business model. Through June 30, 2011, we incurred approximately $27.17 million in gross research and development expenses since our inception on January 27, 2000. Product candidates in later-stage clinical development generally have higher development costs than those in earlier stages of development, primarily due to the significantly increased size and duration of the clinical trials. We plan to increase our research and development expenses for the foreseeable future in order to complete development of our two most advanced product candidates, the EPODURE Biopump and the INFRADURE Biopump, and our earlier-stage research and development projects.

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

General and Administrative Expense

General and administrative expense consists primarily of salaries and other related costs, including stock-based compensation expense, for persons serving in our executive, finance and accounting functions. Other general and administrative expense includes facility-related costs not otherwise included in research and development expense, costs associated with industry and trade shows, and professional fees for legal services and accounting services. We expect that our general and administrative expenses will increase as we add personnel and become subject to the reporting obligations applicable to public companies in the United States. Since our inception on January 27, 2000 through June 30, 2011, we spent $23.31 million on general and administrative expense.

Other Income

We have not generated any product revenue since our inception, but, since the signing of our first collaboration agreement on October 22, 2009, have received $3.90 million through June 30, 2011 of which $2.90 million has been recognized as other income. This amount represents the excess of payments received over the direct R&D costs related to the project under the collaborative agreement.

Financial income and expense

Financial expense consists primarily of convertible debentures valuations as well as warrant valuations, interest and amortization of beneficial conversion feature of convertible note, and interest incurred on debentures.

Financial income consists primarily of interest-earned on our cash and cash equivalents and marketable securities.

Results of Operations for the periods of Six Months Ended June 30, 2011 and 2010

Research and Development Expenses, net

Gross research and development expenses for the six months ended June 30, 2011 were $2.72 million, increasing from $1.37 million for the same period in 2010 due to license fees paid, as well as an increase in purchases of materials, an increase in the use of sub-contractors in connection with our phase I/II EPODURE clinical trial in 2011, increased expenses in developing our Factor VIII Biopump, and preparations for the trial of INFRADURE, including the production of a GMP vector.

Research and development expenses, net for the six months ended June 30, 2011 were $2.22 million, increasing from $0.70 million for the same period in 2010. In addition to the increase in the gross R&D expenses, as detailed above, $0.50 million participation from the OCS was recorded during this period, compared with $0.67 million received from the OCS and a third party in the comparative period in 2010.

General and Administrative Expenses

General and administrative expenses for the six months ended June 30, 2011 were $1.83 million, increasing from $1.11 million for the same period in 2010 primarily due an increase in professional fees.

Other Income

Other income for the six months ended June 30, 2011 was zero as compared with $1.29 million for the same period in 2010. The income in 2010 was recognized in connection with our first collaboration agreement signed in October 2009. As explained above, the excess of the recognized amount received from the pharmaceutical company over the amount of research and development expenses incurred during the period for that agreement was reflected as other income.

Financial Income and Expenses

Financial expenses for the six months ended June 30, 2011 were $0.13 million, increasing slightly from $0.11 million for the same period in 2010. This increase of $0.02 million was mainly due the change in valuation of the convertible debentures which is included in financial expenses in the six months ended June 30, 2011 while the change in the valuation of the convertible debentures was included in financial income during the first half of 2010.

Financial income for the six months ended June 30, 2011 was $1.52 million, increasing from $0.98 million for the same period in 2010. The increase of $0.54 million was primarily due to the change in valuation of the warrant liability.

Results of Operations for the periods of Three Months Ended June 30, 2011 and 2010

Research and Development Expenses, net

Gross research and development expenses for the three months ended June 30, 2011 were $1.54 million, increasing from $0.81 million for the same period in 2010 due to license fees paid, as well as an increase in purchases of materials, an increase in the use of sub-contractors in connection with our phase I/II EPODURE clinical trial in 2011, increased expenses in developing our Factor VIII Biopump, and preparations for the trial of INFRADURE, including the production of a GMP vector.

Research and development expenses, net for the three months ended June 30, 2011 were $1.04 million, increasing from $0.40 million for the same period in 2010. In addition to the increase in the gross R&D expenses, as detailed above, $0.50 million participation from the OCS was recorded during this period, compared with $0.41 received from the OCS and a third party in the comparative period in 2010.

General and Administrative Expenses

General and administrative expenses for the three months ended June 30, 2011 were $1.05 million, increasing from $0.44 million for the same period in 2010 primarily due an increase in professional fees.

Other Income

Other income for the three months ended June 30, 2011 was zero as compared with $0.69 million for the same period in 2010. The income in 2010 was recognized in connection with our first collaboration agreement signed in October 2009. As explained above, the excess of the recognized amount received from the pharmaceutical company over the amount of research and development expenses incurred during the period for that agreement was reflected as other income.

Financial Income and Expenses

Financial expenses for the three months ended June 30, 2011 were $0.23 million, decreasing from $1.83 million for the same period in 2010. This decrease of $1.60 million was mainly due to the change in valuation of the warrant liability and the convertible debentures.

Financial income for the three months ended June 30, 2011 was less than $0.01 million, decreasing from $0.03 million for the same period in 2010. The decrease of $0.03 million was primarily due to the change in foreign currency exchange rates.

Liquidity and Capital Resources

Sources of Liquidity

We have financed our operations primarily through a combination of equity, debt issues and grants from the OCS and other third parties.

We recorded $4.9 million from inception through June 30, 2011 from the OCS in development grants of which $0.1 million was received during the six months ended June 30, 2011.

In the six months ended June 30, 2011, options and warrants were exercised in consideration of $0.04 million and 311,419 shares of common stock were issued.

On April 13, 2011 we completed our IPO in the United States of our Common stock and redeemable Common stock-purchase warrants which are both listed on the NYSE Amex. The Company issued 2,624,100 shares of Common stock, including 164,100 shares pursuant to the exercise of the underwriters’ over-allotment option, at a price of $4.54 per share and redeemable Common stock purchase warrants to purchase 2,829,000 shares including 369,000 warrants pursuant to the exercise of the underwriters’ over-allotment option, at a price of $0.46 per warrant for total gross proceeds of $13.21 million or approximately $10.39 million in net proceeds after deducting underwriting discounts and commissions of $1.45 million and other offering costs of approximately $1.37 million.

On the closing date of the IPO (April 13, 2011) $0.57 million of 2009 Debentures were automatically converted at a conversion price of $2.724 per share of common stock into an aggregate amount of 209,656 shares. In addition, the Company issued 5-year warrants to purchase 84,693 shares at an initial exercise price of $4.99 per share in connection with the conversion of the 2009 Debentures; and $4.00 million of 2010 Debentures were automatically converted at a conversion price of $3.405 per share into an aggregate amount of 1,198,242 shares.

Cash Flows

We had cash and cash equivalents of $10.12 million at June 30, 2011, $1.36 million at June 30, 2010 and $2.86 million at December 31, 2010. The increase in our cash balance during the first six months of 2011 was primarily the result of the IPO during the period.

The increase in our cash balance during the first six months of 2010 was primarily the result of the proceeds from the issuance of shares of common stock during that period.

Net cash used in operating activities of $3.00 million for the six months ended at June 30, 2011 primarily reflected our cash expenses for our operations. Net cash used in operating activities of $1.18 million for the six months ended June 30, 2010 primarily reflected our cash expenses for our operations in addition to increases in prepaid expenses and deferred issuance expenses and decreases in accounts payable and accrued expenses.

Our cash used in investing activities relates mainly to our purchases of property and equipment.

Net cash provided by financing activities was $10.43 million and $2.08 million for the six months ended June 30, 2011 and 2010, respectively.

Our cash flows from financing activities during the six months ended June 30, 2011 are primarily the result of the IPO from which the net proceeds were $10.39 million.

Our cash flows from financing activities during the six months ended June 30, 2010 were primarily net cash proceeds from the issuance of shares of $2.08 million.

Funding Requirements

We expect to enter into licensing or other commercialization agreements for all or parts of applications of our Biopump Platform Technology to fund our continuing operations. If we are unable to enter into such agreements on terms acceptable to us, we will continue to incur losses from operations for the foreseeable future. We expect to incur increasing research and development expenses, including expenses related to the hiring of personnel and additional clinical trials, as we further develop the EPODURE Biopump, the INFRADURE Biopump and the HEMODURE Biopump. We expect that our general and administrative expenses will also increase as we expand our finance and administrative staff, add infrastructure, and incur additional costs related to being a public company in the United States, including investor relations programs, and increased professional fees. Our future capital requirements will depend on a number of factors, including the timing and outcome of clinical trials and regulatory approvals, the costs involved in preparing, filing, prosecuting, maintaining, defending, and enforcing patent claims and other intellectual property rights, the acquisition of licenses to new products or compounds, the status of competitive products, the availability of financing, and our success in developing markets for our product candidates.

Without taking into account any revenue we may receive as a result of licensing or other commercialization agreements we are pursuing, we believe that the net proceeds we received from our initial public offering will be sufficient to enable us to fund our operating expenses and capital expenditure requirements through the first quarter of 2012. We have based this estimate on assumptions that may prove to be wrong and we could use our available resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our current and anticipated clinical trials.

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

Principal Uncertainties Related to Potential Future Milestone Payments

We have acquired the exclusive worldwide right to make commercial use of certain patents in connection with the development and commercialization of our product candidate to produce clotting Factor VIII through a license granted by the Regents of the University of Michigan (Michigan). The Michigan license agreement contains milestone payments, license fees, milestone payments, royalties and sub-license fees as follows:

•	an initial license fee of $25,000;

•	an annual license fee in arrears of $10,000 rising to $50,000 following the grant by the Company of a sublicense or (if sooner) from the 6th anniversary of the effective date of the Licence Agreement;

•	staged milestone payments of $750,000 (in aggregate), of which $400,000 will be recoupable against royalties;

•	royalties at an initial rate of 5% of net sales, reducing by a percentage point at predetermined thresholds to 2% upon cumulative net sales exceeding $50,000,000;

•	Sublicense fees at an initial rate of 6% of sublicensing revenues, reducing by a percentage point at predetermined thresholds to 4%. upon cumulative sublicensing revenues exceeding $50,000,000; and

•	Patent maintenance costs.

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

During the first six months ended June 30, 2011, we recorded financial income of $0.04 million to reflect the decrease in the fair value of the convertible debentures as opposed to $0.02 million recorded as income during the six month period ended June 30, 2010.

Liability in Respect of Warrants

In 2010 we issued warrants with an exercise price denominated in British Pounds Sterling which differs from the functional currency we use. In addition, the exercise price of such warrants is subject to downward adjustment. In addition, in 2006 and 2007, we issued warrants that included price protection in the event of sales of securities below the then current exercise price. In accordance with ASC 815-40-15-7I, we classified these warrants as a liability at their fair value. The warrants liability will be remeasured at each reporting period until exercised or expired. The decrease in the fair value of the warrants during the six months ended June 30, 2011 and 2010 of $1.50 million and $0.90 million respectively are reported in the Statements of Operations as financial income.

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

For the purpose of valuing options and warrants granted to our employees, non-employees and directors and officers during the six months ended June 30, 2011 and 2010, we used the Binomial options pricing model. To determine the risk-free interest rate, we utilized the U.S. Treasury yield curve in effect at the time of grant with a term consistent with the expected term of our awards. We estimated the expected life of the options granted based on anticipated exercises in the future periods assuming the success of our business model as currently forecast. The expected dividend yield reflects our current and expected future policy for dividends on its common stock. The expected stock price volatility for our stock options was calculated by examining historical volatilities for publicly traded industry peers as we do not have sufficient trading history for our common stock. We will continue to analyze the expected stock price volatility and expected term assumptions as more historical data for our common stock becomes available. Given the senior nature of the roles of our employees, directors and officers, we currently estimate that we will experience no forfeitures for those options currently outstanding.

Off-Balance Sheet Arrangements

Pursuant to our license agreement with Yissum Research Development Company of the Hebrew University (“Yissum”), Yissum granted us a license of certain patents for commercial development, production, sub-license and marketing of products to be based on its know-how and research results. In consideration, we agreed to pay Yissum the following amounts, provided, however, that the total aggregate payment of royalties and sub-license fees by us to Yissum shall not exceed $10 million:

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

Under agreements with the OCS in Israel regarding research and development projects, our Israeli subsidiary is committed to pay royalties to the OCS at rates between 3.5% and 5% of the income resulting from this research and development, at an amount not to exceed the amount of the grants received by our subsidiary as participation in the research and development program, plus interest at LIBOR. The obligation to pay these royalties is contingent on actual income and in the absence of such income no payment is required. As of June 30, 2011, the aggregate contingent liability amounted to approximately $4.9 million.

Pursuant to an agreement we entered into on February 11, 2011 (effective as of January 31, 2011), the Regents of the University of Michigan (Michigan) have granted an exclusive worldwide license for patent rights relating to certain uses of variants of clotting Factor VIII. The License Agreement covers a portfolio of 2 issued and 3 pending patents. In consideration we agreed to pay Michigan the following amounts:

•	an initial license fee of $25,000;

•	an annual license fee in arrears of $10,000 rising to $50,000 following the grant by us of a sublicense or (if sooner) from the 6th anniversary of the effective date of the licence agreement;

•	staged milestone payments of $750,000 (in aggregate), of which $400,000 will be recoupable against royalties;

•	royalties at an initial rate of 5% of net sales, reducing by a percentage point at predetermined thresholds to 2% upon cumulative net sales exceeding $50,000,000;

•	sublicense fees at an initial rate of 6% of sublicensing revenues, reducing by a percentage point at predetermined thresholds to 4%. upon cumulative sublicensing revenues exceeding $50,000,000; and

•	patent maintenance costs.

The exclusive worldwide license is expected to expire in 2026 upon the expiration of the last to expire of the patent rights licensed.

Subsequent Events

In July 2011, the Company granted an employee 40,000 options exercisable at a price of $3.64 per share. The options have a 10-year term and vest in four equal annual tranches of 10,000 each. The options were granted under the Stock Incentive Plan.

In July 2011, the Company issued warrants to purchase 50,000 shares of Common stock at an exercise price of $4.02 to a consultant in compensation for advisory services.

In August 2011, the Company issued warrants to purchase 150,000 shares of Common stock at an exercise price of $4.80 to a consultant in compensation for advisory services.

ITEM 3 — Quantitative and Qualitative Disclosures about Market Risk

Not required.

ITEM 4 — Controls and Procedures

Evaluation of disclosure controls and procedures

As required by Exchange Act Rule 13a-15(b), in connection with the filing of this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2011, the end of the period covered by this report.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

 ITEM 2 — Unregistered Sale of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

In the second quarter of 2011, the following securities were sold by the registrant without registration under the Securities Act. The securities described below were deemed exempt from registration under the Securities Act in reliance upon Section 4(2) of the Securities Act and Regulation D thereunder. There were no underwriters employed in connection with any of these transactions. Proceeds from these equity financings were spent on general and administrative expenses, including salaries and other related costs, and research and development expenses.

Common Stock Issued Upon Exercise of Outstanding Warrants and Options

In April 2011, an investor exercised warrants to purchase 7,334 shares of Common stock at an exercise price of $2.49 per share using the cashless exercise mechanism. Using this cashless exercise method, the investor was issued 3,060 shares of Common stock.

On the closing date of the U.S. IPO (April 13, 2011) approximately $570,000 of 2009 Debentures were automatically converted at a conversion price of $2.724 per share of Common stock into an aggregate of 209,656 shares of Common stock. In addition the Company issued 5-year warrants to purchase 84,693 shares of Common stock (of which warrants to purchase 11,310 shares of Common stock were granted to placement agents) at an initial exercise price of $4.99 per share in connection with the conversion of the 2009 Debentures; and approximately $4 million of 2010 Debentures were automatically converted at a conversion price of $3.405 per share of Common stock into an aggregate of 1,198,242 shares of Common stock.

In May 2011, a director of the Company exercised warrants to purchase 60,507 shares of Common stock at an exercise price of $2.49 per share using the cashless exercise mechanism. Using this cashless exercise method, the director was issued 18,269 shares.

In May 2011, three employees exercised options to purchase a total of 67,231 shares of Common stock at an exercise price of $2.49 per share using the cashless exercise method. The employees were issued a total of 25,159 shares as a result of the option exercises.

In May and June 2011, three consultants exercised warrants to purchase a total of 85,383 shares of Common stock at an exercise price of $2.49 per share using the cashless exercise method. The consultants were issued a total of 30,553 shares.

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

The U.S. initial public offering closed on April 13, 2011. Roth Capital Partners acted as the sole book-running manager for the offering and Maxim Group LLC acted as co-lead manager. On April 19, 2011, the underwriters exercised their option to purchase an additional 369,000 warrants at the public offering price of $0.46 per warrant. On May 3, 2011, the underwriters exercised their option to purchase an additional 164,100 shares of common stock at the public offering price of $4.54 per share. The remaining option to purchase an additional 204,900 shares of common stock expired on May 21, 2011.

In our U.S. initial public offering, we sold a total of 2,624,100 shares of common stock and 2,829,000 warrants for net proceeds of approximately $10.4 million, after deducting underwriting discounts and commissions of approximately $1.1 million, the corporate finance fee payable to the underwriters of approximately $0.4 million and offering expenses of approximately $1.4 million.

No offering expenses were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning ten percent or more of any class of our equity securities or to any other affiliates.

We intend to use the proceeds from our U.S. initial public offering for product development activities, including clinical trials of our product candidates EPODURE to treat anemia in chronic kidney disease and INFRADURE to treat hepatitis C, for the development of HEMODURE Biopumps producing clotting Factor VIII to treat hemophilia, for patent maintenance fees and intellectual property support and for working capital and other general corporate purposes, which may include the acquisition or licensing of complementary technologies, products or business. In the second quarter of 2011, approximately $273,000 of the net proceeds were used for working capital and general corporate purposes, including the payment of regular compensation to our directors and officers. Pending use of the remaining net proceeds as described above, we have invested the net proceeds in short-term interest-bearing investment grade securities. There has been no material change in the planned use of proceeds from our U.S. initial public offering from that described in the final prospectus dated April 7, 2011 filed by us with the SEC pursuant to Rule 424(b).

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

10.1
Non-Executive Director Appointment Letter, dated as of June 6, 2011, for Isaac Blech (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 5, 2011 (File No. 001-35112) and incorporated herein by reference).

10.2
Fourth Amendment to Standstill and Option Agreement, effective as of June 6, 2011, among Medgenics, Inc., Baxter Healthcare Corporation, Baxter Healthcare S.A. and Baxter Innovations GmbH (previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed July 6, 2011 (File No. 001-35112) and incorporated herein by reference).

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

101	Interactive Data File.*

* To be filed within 30 days in accordance with Rule 405(a)(2) of Regulation S-T.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEDGENICS, INC.

Date: August 12, 2011	By:	/s/ Andrew L. Pearlman
Andrew L. Pearlman
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 12, 2011	By:	/s/ Phyllis Bellin
Phyllis Bellin
Director of Finance and Administration
(Principal Accounting and Financial Officer)