Form 10-Q/A
period 2011-06-30
MEDGENICS, INC.
filed 2011-09-08
CIK 1138776

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q/A
Amendment No. 1

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No   ☒

As of August 5, 2011, the registrant had 9,638,948 shares of common stock, $.0001 par value, outstanding.

MEDGENICS, INC.
Explanatory Note

The purpose of this Amendment No. 1 on Form 10-Q/A to Medgenics, Inc.’s quarterly report on Form 10-Q for the period ended June 30, 2011, filed with the Securities and Exchange Commission on August 12, 2011, is solely to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T.  Exhibit 101 consists of the following materials from Medgenics, Inc.’s Form 10-Q, formatted in XBRL (eXtensible Business Reporting Language):

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extention Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

No other changes have been made to the Form 10-Q.  This Amendment No. 1 speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of  the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

ITEM 6 — Exhibits
Exhibit No. Description

3.1
Amended and Restated Certificate of Incorporation (previously filed as Exhibit 3.1 to the Company’s Registration Statement on Form S-1 filed November 5, 2010 (File No. 333-170425) and incorporated herein by reference).*

3.2
Certificate of Amendment to Amended and Restated Certificate of Incorporation (previously filed as Exhibit 3.2 to the Company’s Registration Statement on Form S-1 filed November 5, 2010 (File No. 333-170425) and incorporated herein by reference).*

3.3
Amended and Restated By-Laws (previously filed as Exhibit 3.3 to the Company’s Amendment No. 4 to Registration Statement on Form S-1 filed February 22, 2011 (File No. 333-170425) and incorporated herein by reference).*

3.4	Amendment to Amended and Restated By-Laws (previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed April 11, 2011 (File No. 001-35112) and incorporated herein by reference).*

10.1
Non-Executive Director Appointment Letter, dated as of June 6, 2011, for Isaac Blech (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 5, 2011 (File No. 001-35112) and incorporated herein by reference).*

10.2
Fourth Amendment to Standstill and Option Agreement, effective as of June 6, 2011, among Medgenics, Inc., Baxter Healthcare Corporation, Baxter Healthcare S.A. and Baxter Innovations GmbH (previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed July 6, 2011 (File No. 001-35112) and incorporated herein by reference).*

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).*

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).*

32.1
Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).*

101	Interactive Data File.**

* Previously filed or furnished as an exhibit to Medgenics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011
** Furnished with this Form 10-Q/A

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEDGENICS, INC.

Date: September 8, 2011	By:	/s/ Andrew L. Pearlman
Andrew L. Pearlman
President and Chief Executive Officer
(Principal Executive Officer)

Date: September 8, 2011	By:	/s/ Phyllis Bellin
Phyllis Bellin
Director of Finance and Administration
(Principal Accounting and Financial Officer)