Form 10-Q
period 2011-09-30
MEDGENICS, INC.
filed 2011-11-10
CIK 1138776

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 001-35112

Medgenics, Inc.
(Exact name of registrant as specified in its charter)

Delaware	98-0217544
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

555 California Street, Suite 365, San Francisco, CA	94104
(Address of Principal Executive Offices)	(Zip Code)

(415) 568-2245
(Registrant’s telephone number, including area code)

Not Applicable
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

As of November 7, 2011, the registrant had 9,720,191 shares of common stock, $0.0001 par value, outstanding.

MEDGENICS, INC.

PART I - FINANCIAL INFORMATION

ITEM 1 - Financial Statements

MEDGENICS, INC. AND ITS SUBSIDIARY
 (A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
U.S. dollars in thousands

	September 30,		December 31,
	2011	2010	2010
	(Unaudited)

ASSETS

CURRENT ASSETS:

Cash and cash equivalents	$7,570	$4,778	$2,859
Accounts receivable and prepaid expenses	1,298	468	983

Total current assets	8,868	5,246	3,842

LONG-TERM ASSETS:

Restricted lease deposits	59	40	46
Severance pay fund	346	276	318

Total long-term assets	405	316	364

PROPERTY AND EQUIPMENT, NET	428	237	243

DEFERRED ISSUANCE EXPENSES	-	405	672

Total assets	$9,701	$6,204	$5,121

The accompanying notes are an integral part of the interim consolidated financial statements.

MEDGENICS, INC. AND ITS SUBSIDIARY
 (A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
U.S. dollars in thousands

	September 30,		December 31,
	2011	2010 (*)	2010
	(Unaudited)

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:

Trade payables	$928	$780	$743
Advance payment	-	330	-
Other accounts payable and accrued expenses	1,413	1,474	1,235
Convertible debentures	-	5,251	5,460

Total current liabilities	2,341	7,835	7,438

LONG-TERM LIABILITIES:

Accrued severance pay	1,252	1,043	1,087
Liability in respect of warrants	1,429	3,607	3,670

Total long-term liabilities	2,681	4,650	4,757

Total liabilities	5,022	12,485	12,195

STOCKHOLDERS' EQUITY (DEFICIT):

Common stock - $0.0001 par value; 100,000,000 shares authorized; 9,690,117, 5,147,115 and 5,295,531 shares issued and outstanding at September 30, 2011 and 2010 and December 31, 2010, respectively	1	1	1
Additional paid-in capital	52,172	34,232	34,334
Deficit accumulated during the development stage	(47,494)	(40,514)	(41,409)

Total stockholders' equity (deficit)	4,679	(6,281)	(7,074)

Total liabilities and stockholders' equity (deficit)	$9,701	$6,204	$5,121

 (*) Restated see Note 4

The accompanying notes are an integral part of the interim consolidated financial statements.

MEDGENICS, INC. AND ITS SUBSIDIARY
 (A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
U.S. dollars in thousands (except share and per share data)

	Nine months ended September 30,		Three months ended September 30,		Period from January 27, 2000 (inception) through September 30,
	2011	2010 (*)	2011	2010	2011
	Unaudited

Research and development expenses	$4,503	$2,377	$1 ,785	$1,011	$28,958

Less - Participation by the Office of the Chief Scientist	(860)	(429)	(357)	(191)	(5,293)
U.S. Government grant	-	-	-	-	(244)
Participation by third party	(75)	(817)	(75)	(385)	(1,067)

Research and development expenses, net	3,568	1,131	1,353	435	22,354

General and administrative expenses	3,709	3,727	1,877	2,616	25,183

Other income:
Excess amount of participation in research and development from third party	-	(2,026)	-	(734)	(2,904)

Operating loss	7,277	2,832	3,230	2,317	44,633

Financial expenses	203	1,382	267	2,199	3,523
Financial income	(1,398)	(962)	(74)	(910)	(309)

Loss before taxes on income	6,082	3,252	3,423	3,606	47,847

Taxes on income	3	-	1	-	76

Loss	$6,085	$3,252	$3,424	$3,606	$47,923

Basic and fully diluted loss per share	$0.76	$0.79	$0.35	$0.80

Weighted average number of shares of Common stock used in computing basic and fully diluted loss per share	8,020,348	4,106,997	9,657,659	4,534,545

(*) Restated see Note 4
The accompanying notes are an integral part of the interim consolidated financial statements.

MEDGENICS, INC. AND ITS SUBSIDIARY
 (A Development Stage Company)
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
U.S. dollars in thousands (except share data)

	Common stock			Additional paid-in capital	Receipts on account of shares	Deficit accumulated during the development stage	Total stockholders' deficit
	Shares	Amount

Balance as of January 1, 2010	3,490,512	$1		$29,523	$25	$(37,262)	$(7,713)

Exercise of warrants	694,145	(*	)	559	(25)	-	534
Stock based compensation related to options granted to consultants and employees	-	-		1,732	-	-	1,732
Issuance of Common stock in February 2010 at $4.38 per share to consultants	32,142	(*	)	141	-	-	141
Issuance of Common stock in March 2010, net at $2.63 (GBP 1.75) per share	407,800	(*	)	943	-	-	943
Issuance of Common stock in May 2010, net at $2.52 (GBP 1.75) per share	477,934	(*	)	1,115	-	-	1,115
Issuance of Common stock in May 2010 at $3.43 (GBP 2.28) per share	5,502	(*	)	19	-	-	19
Issuance of Common stock in August and September 2010, at $4.20 per share	39,080	(*	)	164	-	-	164
Issuance of warrants in September 2010 to a consultant	-	-		36	-	-	36

Loss (**)	-	-		-	-	(3,252)	(3,252)

Balance as of September 30, 2010 (unaudited) (**)	5,147,115	$1		$34,232	$-	$(40,514)	$(6,281)

(*)  Represents an amount lower than $1.
(**) Restated see Note 4

The accompanying notes are an integral part of the interim consolidated financial statements.

MEDGENICS, INC. AND ITS SUBSIDIARY
 (A Development Stage Company)
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
U.S. dollars in thousands (except share data)

	Common stock			Additional paid-in capital	Deficit accumulated during the development stage	Total stockholders' deficit
	Shares	Amount

Balance as of January 1, 2011	5,295,531	$1		$34,334	$(41,409)	$(7,074)

Issuance of Common stock at $4.54 per share and warrants at $0.46 per share, net	2,624,100	(*	)	10,389	-	10,389
Issuance of Common stock upon conversion of debentures	1,407,898	(*	)	5,577	-	5,577
Issuance of Common stock to a consultant at $3.67 per share	12,500	(*	)	46	-	46
Issuance of warrants to consultants	-	-		558	-	558
Exercise of options and warrants	350,088	(*	)	961	-	961
Stock based compensation related to options and warrants granted to consultants and employees	-	-		307	-	307

Loss	-	-		-	(6,085)	(6,085)

Balance as of September 30, 2011 (unaudited)	9,690,117	$1		$52,172	$(47,494)	$4,679

(*)  Represents an amount lower than $1.

The accompanying notes are an integral part of the interim consolidated financial statements

MEDGENICS, INC. AND ITS SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
U.S. dollars in thousands

	Nine months ended September 30,		Period from January 27, 2000 (inception) through September 30,
	2011	2010(*)	2011
	Unaudited

CASH FLOWS FROM OPERATING ACTIVITIES:

Loss	$(6,085)	$(3,252)	$(47,923)

Adjustments to reconcile loss to net cash used in operating activities:

Depreciation	65	90	1,047
Loss from disposal of property and equipment	-	1	330
Issuance of shares as consideration for providing security for letter of credit	-	-	16
Stock based compensation related to options and warrants granted to employees and consultants	307	1,732	7,074
Interest and amortization of beneficial conversion feature of convertible note	-	-	759
Change in fair value of convertible debentures and warrants	(1,282)	360	2,296
Accrued severance pay, net	137	38	907
Exchange differences on a restricted lease deposit	(4)	2	(5)
Exchange differences on a long term loan	-	-	3
Increase (decrease) in trade payables	789	(167)	1,532
Decrease (increase) in accounts receivable, prepaid expenses and deferred issuance expenses	357	(790)	(1,298)
Increase (decrease) in other accounts payable, accrued expenses and advance payment	259	(290)	2,041

Net cash used in operating activities	(5,457)	(2,276)	(33,221)

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of property and equipment	(250)	(24)	(1,980)
Proceeds from disposal of property and equipment	-	-	173
Increase in restricted lease deposit and prepaid lease payments	(9)	(4)	(54)

Net cash used in investing activities	$(259)	$(28)	$(1,861)

(*) Restated see Note 4

The accompanying notes are an integral part of the interim consolidated financial statements.

MEDGENICS, INC. AND ITS SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
U.S. dollars in thousands

	Nine months ended September 30,		Period from January 27, 2000 (inception) through September 30,
	2011	2010(*)	2011
	Unaudited

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from issuance of shares and warrants, net	$10,389	$2,077	$34,501
Proceeds from exercise of options and warrants, net	38	534	986
Repayment of a long-term loan	-	-	(73)
Proceeds from long term loan	-	-	70
Issuance of a convertible debenture and warrants	-	4,001	7,168

Net cash provided by financing activities	10,427	6,612	42,652

Increase in cash and cash equivalents	4,711	4,308	7,570

Balance of cash and cash equivalents at the beginning of the period	2,859	470	-

Balance of cash and cash equivalents at the end of the period	$7,570	$4,778	$7,570

Supplemental disclosure of cash flow information:

Cash paid during the period for:

Interest	$49	$94	$242

Taxes	$1	$15	$98

Supplemental disclosure of non-cash flow information:

Issuance expenses paid with shares	$-	$-	$310

Issuance of Common stock upon conversion of convertible debentures	$5,577	$-	$8,422

Issuance of Common stock and warrants to consultants	$604	$341	$1,151

Classification of liability in respect of warrants into equity due to exercise of warrants	$834	$-	$834

(*) Restated see Note 4

The accompanying notes are an integral part of the interim consolidated financial statements.

MEDGENICS, INC. AND ITS SUBSIDIARY
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands

NOTE 1:-	GENERAL

a.
Medgenics, Inc. (the "Company") was incorporated in January 2000 in Delaware. The Company has a wholly-owned subsidiary, Medgenics Medical Israel Ltd. (formerly Biogenics Ltd.) (the "Subsidiary"), which was incorporated in Israel in March 2000. The Company and the Subsidiary are engaged in the research and development of products in the field of biotechnology and associated medical equipment and are thus considered development stage companies as defined in Accounting Standards Codification ("ASC") topic number 915, "Development Stage Entities" ("ASC 915").

On December 4, 2007 the Company's Common stock was admitted for trading on the AIM market of the London Stock Exchange.

On April 13, 2011 the Company completed an Initial Public Offering ("IPO") of its Common stock  on the NYSE Amex, raising $10,389 in net proceeds (see Note 3(b)6). On the closing date of the IPO, $570 of 2009 Debentures and $4,000 of 2010 Debentures were automatically converted into Common stock (see Note 3(b)7).

According to ASC 815-15, prior to the consummation of the Company's IPO, the Company classified the $570 in principal value of convertible debentures issued in 2009 (the “2009 Debentures”) and the $4,000 in principal value of convertible debentures issued in 2010 (the “2010 Debentures”)  as liabilities and measured them entirely at fair value at each reporting date. On the closing date of the IPO and upon the automatic conversion of the 2009 Debentures and 2010 Debentures into Common stock, the Company classified these liabilities as additional paid in capital.

In addition, the exercise price of certain warrants which were initially issued with round-down protection mechanism was adjusted based upon the public offering price of the shares of Common stock sold in the IPO.

b.
The Company and the Subsidiary are in the development stage. As reflected in the accompanying financial statements, the Company incurred a loss during the nine month period ended September 30, 2011 of $6,085 and had a negative cash flow from operating activities of $5,457 during the nine-months period ended September 30, 2011. The Company and the Subsidiary have not yet generated revenues from product sale. The Company has begun generating income from partnering on development programs and expects to continue to expand its partnering activity. Management’s plans also include seeking additional investments and commercial agreements to continue the operations of the Company and the Subsidiary.

However, there is no assurance that the Company will be successful in its efforts to raise the necessary capital and/or reach such commercial agreements to continue its planned research and development activities. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments with respect to the carrying amounts of assets and liabilities and their classification that might result from the outcome of this uncertainty.

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

V.	sublicense fees at an initial rate of 6% of sublicensing revenues, reducing by a percentage point at predetermined thresholds to 4% upon cumulative sublicensing revenues exceeding $50,000; and

VI.	patent maintenance costs.

The exclusive worldwide license is expected to expire in 2026 upon the expiration of the last to expire of the patent rights licensed.

d.
On October 22, 2009 ("Effective Date") the Company signed a preclinical development and option agreement which was amended in December 2009 (the "Agreement"), with a major international healthcare company (the "Healthcare company") that is a market leader in the field of hemophilia. The Agreement included funding for preclinical development of the Company’s Biopump protein technology to produce and deliver the clotting protein Factor VIII ("FVIII") for the sustained treatment of hemophilia.

Under the terms of the Agreement, the Company was entitled to receive up to $4,100 to work exclusively with the Healthcare company for one year ended October 22, 2010 ("Standstill period") to develop a Biopump to test the feasibility of continuous production and delivery of this clotting protein. An additional payment of $2,500 was payable in the event of the Healthcare company’s exercise of an option to extend the exclusivity through an additional period to negotiate terms to commercialize the Biopunp technology for FVIII.

The Company recognized income in its Statements of Operations based on hours incurred assigned to the project. The excess of the recognized amount received from the Healthcare company over the amount of research and development expenses incurred during the period for the Agreement was recognized as other income within operating income.

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

Through December 31, 2010, payments totaling $3,590 were received from the Healthcare company. An additional amount of $306 was received in February 2011.  Subsequent to the balance sheet date, in October 2011, an additional amount of $75 was received.

In October 2010 and in July 2011, the Company and the Healthcare company agreed on extensions of the Agreement. During the extension periods, the Company assumed most of the funding responsibilities. During the original term of the agreement and the first extension period, the Healthcare company had the exclusive option to negotiate a definitive agreement regarding a transaction related to the FVIII Biopump technology taking into account the relative contributions of the parties, upon payment to the Company of a $2,500 option fee. Under the second extension, confirmatory studies were conducted implanting Factor VIII Biopumps in mice.  The Healthcare company agreed to bear $75 of the costs of these studies. The Agreement, as extended, expired on September 30, 2011. The Company is in active discussions with the Healthcare company regarding the terms for possible further collaboration.

e.
In June 2011, the Subsidiary received approval for an additional Research and Development program from the Office of the Chief Scientist in Israel (“OCS”) for the period March through August 2011, subsequently extended through September 2011. The approval allows for a grant of up to approximately $900 based on research and development expenses, not funded by others, of up to $1,500.

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

In February 2011, the Company’s Board of Directors approved a one (1) for thirty five (35) reverse split of the Company’s Common stock and the number of authorized shares of the Company’s Common stock was reduced from 500,000,000 to 100,000,000, effective February 14, 2011.  Upon the effectiveness of the reverse stock split, thirty five shares of  Common stock of $0.0001 par value were converted and reclassified as one share of  Common stock of $0.0001 par value. Accordingly, all references to number of shares, Common stock and per share data in the accompanying financial statements have been adjusted to reflect the stock split on a retroactive basis. Fractional shares created as a result of the stock split were paid in cash based on the then current market price.  As a result of the rounding down effect, 166 shares of Common stock have been eliminated.

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

7.
On the closing date of the IPO (April 13, 2011) the 2009 Debentures  were automatically converted at a conversion price of $2.724 per share of  Common stock into an aggregate 209,656 shares of Common stock and the Company issued 5-year warrants to purchase 84,693 shares of Common stock (of which warrants to purchase 11,310 shares of Common stock were granted to placement agents) at an initial exercise price of $4.99 per share in connection with the conversion of the 2009 Debentures. On the same date, the 2010 Debentures were automatically converted at a conversion price of $3.405 per share of Common stock into an aggregate 1,198,242 shares of Common stock.

8.
In August 2011, three investors exercised warrants to purchase a total of 137,517 shares of Common stock at an exercise price of $3.85 per share using the cashless exercise mechanism. Using this cashless exercise method, the investors were issued a total of 22,472 shares of Common stock.

9.
Subsequent to the balance sheet date, in October 2011, several investors exercised warrants to purchase a total of 314,346 shares of Common stock at an exercise price of $3.85 per share using the cashless exercise mechanism. Using this cashless exercise method, the investors were issued a total of 21,684 shares.

In addition, an investor exercised warrants to purchase 6,494 shares of Common stock at an exercise price of $3.85 per share. The cash consideration received was $25.

Also in October 2011, unexercised warrants held by an investor to purchase a total of 76,398 shares of Common stock expired.

c.	Issuance of shares, stock options, warrants and restricted shares to employees and directors

1.
In January 2011, the Company granted options to purchase 12,857 shares of Common stock under its 2006 Stock Incentive Plan, as amended (the “Stock Incentive Plan”), at an exercise price of $6.55 per share to each of four of the Company's non-executive directors. Such options have a 10-year term and vest in equal installments over three years.

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

6.
In September 2011, the Company granted an employee 11,429 options exercisable at $3.86 per share. The options have a 10-year term and vest in equal tranches over four years. The options were granted under the Stock Incentive Plan.

7.
In September 2011, a director of the Company exercised options to purchase 45,701 shares of Common stock at an exercise price of $2.49 per share using the cashless exercise mechanism. The director was issued 16,197 shares of Common stock as a result of the option exercise.

8.
In December 2010, the Company granted the Executive Chairman of the Board of the Company 57,142 shares of restricted Common stock in compensation for his services in his new role as the Executive Chairman of the Board of the Company.  These shares of Common stock are restricted in that they may not be disposed of and are not entitled to dividends.  These restrictions will be removed in relation to 14,285 shares of Common stock on each of October 18, 2012 and October 18, 2013 and the final 28,572 shares of Common stock on October 18, 2014. The value of these restricted shares of Common stock, $285, was based on the fair value at the grant date and is being recognized as an expense using the straight line method. The Company recorded expenses in the amount of $55 for the period of nine months ended September 30, 2011.

A summary of the Company’s activity for restricted shares granted to employees and directors is as follows:

Restricted shares	Outstanding	Exercisable

Number of restricted shares as of December 31, 2010 and September 30, 2011	57,142	-

MEDGENICS, INC. AND ITS SUBSIDIARY
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands

NOTE 3:-	STOCKHOLDERS’ EQUITY (CONT.)

c.	Issuance of shares, stock options, warrants and restricted shares to employees and directors (cont.)

9.	A summary of the Company’s activity for options and warrants granted to employees and directors is as follows:

	Nine months ended September 30, 2011
	Number of options and warrants	Weighted average exercise price	Weighted average remaining contractual terms (years)	Aggregate intrinsic value price

Outstanding at January 1, 2011	1,878,141	$4.13

Granted	102,857	5.15
Expired	34,135	3.01
Exercised	112,932	2.49

Outstanding at September 30, 2011	1,833,931	$4.31	4.55	$2,246

Exercisable at September 30, 2011	1,534,035	$3.80	3.86	$2,204

Vested and expected to vest at September 30, 2011	1,815,919	$4.29	4.51	$2,244

As of September 30, 2011, there was $636 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted to employees. That cost is expected to be recognized over a weighted-average period of 2.3 years.

The aggregate intrinsic value represents the total intrinsic value (the difference between the Company’s Common stock fair value as of September 30, 2011 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on September 30, 2011.

Calculation of aggregate intrinsic value is based on the closing price of the Company’s Common stock as of September 30, 2011 ($4.50 per share) as reported on the close of trading on the NYSE Amex.

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

2.
In January 2011, a consultant exercised warrants to purchase 2,250 shares of Common stock at an exercise price of $2.49 per share using the cashless exercise mechanism.  Using this cashless exercise method, the consultant was issued 1,428 shares.

3.
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

4.
In March 2011, the Company granted options to purchase 19,068 shares of Common stock under the Stock Incentive Plan at an exercise price of $6.65 per share to each of two new members of the Company's Strategic Advisory Board. Such options have a 10 year term and vest in equal installments over three years.  The fair value of these options at the grant date was $2.51 per option.

5.	In March 2011, unexercised warrants held by a consultant to purchase 15,234 shares of Common stock expired.

6.
In April 2011, the Company granted warrants to purchase 11,310 shares of Common stock at an exercise price of $4.99 per share to placement agents in settlement of fees in relation to the 2009 Debentures.

7.	In April 2011, unexercised options held by a consultant to purchase 3,056 shares of Common stock expired.

8.	In June and July 2011, unexercised options held by a consultant to purchase an aggregate 19,355 shares of Common stock expired.

9.
In May and June 2011, three consultants exercised warrants to purchase a total of 85,383 shares of Common stock at an exercise price of $2.49 per share using the cashless exercise method.  The consultants were issued a total of 30,553 shares.

10.	In July 2011, the Company issued warrants to purchase 50,000 shares of Common stock at an exercise price of $4.01 to consultants in compensation for financial advisory services.

11.	In August 2011, the Company issued warrants to purchase 150,000 shares of Common stock at an exercise price of $4.80 to a consultant in compensation for financial advisory services.

MEDGENICS, INC. AND ITS SUBSIDIARY
    (A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands

NOTE 3:-	STOCKHOLDERS’ EQUITY (CONT.)

d.	Issuance of shares, stock options and warrants to consultants (cont.)

12.
In September 2011, the Company issued 12,500 shares of Common stock to a consultant in compensation for investor relation services.  Total compensation, measured as the grant date fair market value of the stock, amounted to $46 and was recorded as an operating expense in the Statement of Operations.

13.
Subsequent to the balance sheet date, in October 2011, several consultants exercised warrants to purchase a total of 29,725 shares of Common stock at an exercise price of $3.85  per share using the cashless exercise method.  The consultants were issued a total of 1,896 shares.

14.	A summary of the Company's activity for warrants and options granted to consultants under the stock option plan is as follows:

	Nine months ended September 30, 2011
	Number of options and warrants	Weighted average exercise price	Weighted average remaining contractual terms (years)	Aggregate intrinsic value price

Outstanding at January 1, 2011	558,292	$5.04

Granted	249,446	4.93

Exercised	153,959	1.94

Cancelled or expired	83,716	6.46

Outstanding at September 30, 2011	570,063	$5.41	3.77	$65

Exercisable at September 30, 2011	485,654	$5.16	3.13	$61

The weighted-average grant-date fair value of warrants and options granted to consultants during the three months period ended September 30, 2011 was $2.79. As of September 30, 2011, there was $230 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted to consultants under the Company's stock option plan. That cost is expected to be recognized over a weighted-average period of 1.9 years.

Calculation of aggregate intrinsic value is based on the closing price of the Company’s stock as of September 30, 2011 ($4.50 per share) as reported on the close of trading on NYSE Amex.

MEDGENICS, INC. AND ITS SUBSIDIARY
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands

NOTE 3:-	STOCKHOLDERS’ EQUITY (CONT.)

e.	Compensation expenses

Compensation expense related to warrants, options and restricted shares granted to employees, directors and consultants was recorded in the Statement of Operations in the following line items:

	Nine months ended September 30,		Three months ended September 30,
	2011	2010	2011	2010

Research and development (income) expenses	$76	$154	$21	$95
General and administrative (income) expenses	231	1,578	75	1,437

	$307	$1,732	$96	$1,532

MEDGENICS, INC. AND ITS SUBSIDIARY
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands

NOTE 3:-	STOCKHOLDERS’ EQUITY (CONT.)

f.	Summary of options and warrants:

A summary of all the options and warrants outstanding as of September 30, 2011 is presented in the following table:

	As of September 30, 2011
Options / Warrants	Exercise Price per Share	Options and Warrants Outstanding	Options and Warrants Exercisable	Weighted Average Remaining Contractual Terms (in years)

Options:
Granted to Employees and Directors	$2.49	182,806	182,806	4.5
	$3.64	40,000	-	9.8
	$3.86	11,429	-	9.9
	$4.10	42,783	42,783	0.9
	$5.47	49,536	37,152	1.7
	$6.55	51,428	-	9.3
	$7.35	332,046	300,831	1.1
	$8.19	218,713	65,273	9.0
		928,741	628,845
Granted to Consultants	$4.20	19,354	6,451	3.2
	$5.47	19,354	19,354	2.0
	$6.65	38,136	-	9.1
	$7.35	46,045	38,099	1.1
	$8.19	38,136	12,712	9.0
		161,025	76,616
Total Options		1,089,766	705,461
Warrants:
Granted to Employees and Directors	$2.49	905,190	905,190	4.5
Granted to Consultants	$3.19	11,370	11,370	4.0
	$3.85	29,725	29,725	0.1
	$4.01	50,000	50,000	4.8
	$4.80	150,000	150,000	4.8
	$4.99	11,310	11,310	4.5
	$5.22	16,976	16,976	1.2
	$5.37	37,508	37,508	0.9
	$5.65	102,149	102,149	1.8
		409,038	409,038
Granted to Investors	$0.0002	35,922	35,922	4.5
	$3.85	397,238	397,238	0.1
	$4.54	428,571	428,571	4.0
	$4.99	73,383	73,383	4.5
	$5.37	166,132	166,132	1.0
	$5.65	50,721	50,721	1.2
	$6.00	2,829,000	2,829,000	4.6
	$8.75	34,804	34,804	0.3
		4,015,771	4,015,771
Total Warrants		5,329,999	5,329,999
Total Options and Warrants		6,419,765	6,035,460

MEDGENICS, INC. AND ITS SUBSIDIARY
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands

NOTE 4:-	RESTATEMENT

In 2010, the Company noted that in connection with certain warrants (the “Warrants”) issued to investors through the years 2006 and 2007 in the event of equity issuance below exercise price of the Warrants the investors shall be extended full-ratchet anti-dilution protection on the exercise price of the Warrants. According to ASC 815-40-15 "Derivatives and Hedging", such Warrants should be classified as liability and measured at fair value, with changes in fair value recognized in earnings. ASC 815-40-15 became effective on January 1, 2009. Therefore, the cumulative effect of the change in accounting principle should have been recognized as an adjustment to the opening balance of the appropriate component of equity. The cumulative-effect adjustment is the difference between the amounts recognized in the statement of financial position before initial application of this guidance and the amounts recognized in the statement of financial position at initial application of this guidance.  The fair value of the Warrants at December 31, 2009 and September 30, 2010 amounted to $3,373 and $4,510, respectively.

Based on these facts, the Company has restated the September 30, 2010 consolidated balance sheet and the related statement of operations, changes in stockholders' deficit and cash flows for the period then ended within these financial statements, as follows:

	Sept. 30, 2010 as reported	Adjustment	Sept. 30, 2010 restated
Consolidated Balance Sheet:

Liability in respect of warrants	$1,137	$2,470	$3,607

Total long-term liabilities	$2,180	$2,470	$4,650

Total liabilities	$10,015	$2,470	$12,485

Additional paid-in capital	$35,066	$(834)	$34,232

Deficit Accumulated	$(38,918)	$(1,596)	$(40,514)

Total stockholders' deficit	$(3,811)	$(2,470)	$(6,281)

	Nine months ended Sept. 30, 2010 as reported	Adjustment	Nine months ended Sept. 30, 2010 restated
Consolidated Statement of Operations:

Financial income	$59	$903	$962

Income (loss) before taxes on income	$(4,155)	$903	$(3,252)

Net income (loss)	$(4,155)	$903	$(3,252)

Net income (loss) attributable to Common Stockholders	$(4,155)	$903	$(3,252)

Basic and fully diluted earnings (loss) per share of Common stock	$(1.05)	$0.26	$(0.79)

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

Overview

We are an autologous protein-therapeutics medical technology company, developing our Biopump Platform Technology to provide sustained protein therapy to potentially treat a range of chronic diseases and conditions.

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

We have generated significant losses to date, and we expect to continue to generate losses as we progress towards the commercialization of our product candidates.  We have incurred net losses of approximately $6.09 million and $47.92 million for the nine month period ended September 30, 2011 and for the period from inception through September 30, 2011, respectively.  As of September 30, 2011, we had stockholders’ equity of approximately $4.68 million.  We are unable to predict the extent of any future losses or when we will become profitable, if at all.

Although we have not yet generated revenues from product sales, we have begun generating income from partnering on development programs and we expect to continue to expand our partnering activity.

In October 2009, we signed a preclinical development and option agreement with a major international healthcare company that is a market leader in the field of hemophilia, representing our first collaboration agreement for the Biopump Platform Technology.  Pursuant to this agreement, the healthcare company provided funding for preclinical development of our Biopump Platform Technology to produce and deliver the clotting protein Factor VIII for the sustained treatment of hemophilia.  Under the terms of the collaboration agreement, we received $3.97 million.  In October 2010 and July 2011, we and the healthcare company agreed on extensions of the agreement.  During the extension periods, we assumed most of the funding responsibilities.  During the term of the agreement,  as extended, the healthcare company had the exclusive option, with an exercise price of $2.50 million, to negotiate a definitive agreement regarding a transaction related to the Factor VIII Biopump technology taking into account the relative contributions of the parties.  Under the second extension, confirmatory studies were conducted implanting Factor VIII Biopumps in mice.  The healthcare company agreed to bear $75,000 of the costs of these studies.  The agreement, as extended, expired on September 30, 2011.  We are in active discussions with the healthcare company regarding the terms for possible further collaboration.

United States Initial Public Offering (“IPO”):

On April 13, 2011 we completed the IPO of our Common stock and redeemable Common stock purchase warrants, both listed on the NYSE Amex. We issued 2,624,100 shares of Common stock, including 164,100 shares pursuant to the exercise of the underwriters’ over-allotment option, at a price of $4.54 per share and redeemable Common Stock purchase warrants to purchase 2,829,000 shares including 369,000 warrants pursuant to the exercise of the underwriters’ over-allotment option, at a price of $0.46  per warrant for total gross proceeds of  $13.21 million or approximately $10.39 million in net proceeds after deducting underwriting discounts and commissions of $1.45 million and other offering costs of approximately $1.37 million.

On the closing date of the IPO (April 13, 2011), $0.57 million of 2009 Debentures were automatically converted at a conversion price of $2.724 per share of Common stock into an aggregate 209,656 shares of Common stock and we issued 5-year warrants to purchase 84,693 shares of Common stock at an initial exercise price of $4.99 per share in connection with the conversion of the 2009 Debentures.  On the same date, $4.00 million of 2010 Debentures were automatically converted at a conversion price of $3.405 per share of Common stock into an aggregate 1,198,242 shares of Common stock.

In connection with the Company’s IPO, the exercise price of certain warrants and options which were initially issued with round-down protection mechanism were adjusted based upon the share value as determined in the IPO.

Financial Operations Overview

Research and Development Expense

Research and development expense from inception through September 30, 2011 consists of: (i) internal costs associated with our development activities; (ii) payments we make to third party contract research organizations, contract manufacturers, investigative sites, and consultants; (iii) technology and intellectual property license costs; (iv) manufacturing development costs; (v) personnel related expenses, including salaries, benefits, travel, and related costs for the personnel involved in product development; (vi) activities related to regulatory filings and the advancement of our product candidates through preclinical studies and clinical trials; and (vii) facilities and other allocated expenses, which include direct and allocated expenses for rent, facility maintenance, as well as laboratory and other supplies.  All research and development costs are expensed as incurred.

Conducting a significant amount of development is central to our business model.  Through September 30, 2011, we incurred approximately $28.96 million in gross research and development expenses since our inception on January 27, 2000.  Product candidates in later-stage clinical development generally have higher development costs than those in earlier stages of development, primarily due to the significantly increased size and duration of the clinical trials.  We plan to increase our research and development expenses for the foreseeable future in order to complete development of our two most advanced product candidates, the EPODURE Biopump and the INFRADURE Biopump, and our earlier-stage research and development projects.

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

General and Administrative Expense

General and administrative expense consists primarily of salaries and other related costs, including stock-based compensation expense, for persons serving in our executive, finance and accounting functions.  Other general and administrative expense includes facility-related costs not otherwise included in research and development expense, costs associated with industry and trade shows, and professional fees for legal services and accounting services.  We expect that our general and administrative expenses will increase as we add personnel and are subject to the reporting obligations applicable to public companies in the United States.  Since our inception on January 27, 2000 through September 30, 2011, we spent $25.18 million on general and administrative expense.

Other Income

We have not generated any product revenue since our inception, but, since the signing of our first collaboration agreement on October 22, 2009, have received $3.90 million through September 30, 2011 of which $2.90 million has been recognized as other income.   This amount represents the excess of payments received over the direct R&D costs related to the project under the collaborative agreement.

Financial income and expense

Financial expense consists primarily of convertible debentures valuations as well as warrant valuations, interest and amortization of beneficial conversion feature of convertible note, and interest incurred on debentures.

Financial income consists primarily of interest-earned on our cash and cash equivalents and marketable securities.

Results of Operations for the periods of Nine Months Ended September 30, 2011 and 2010

Research and Development Expenses, net

Gross research and development expenses for the nine months ended September 30, 2011 were $4.50 million, increasing from $2.38 million for the same period in 2010 due to an increase in the use of materials and sub-contractors in connection with our phase I/II EPODURE clinical trial in 2011, increased expenses in developing our Factor VIII Biopump, and preparations for the trial of INFRADURE, including the production of a GMP vector;  as well as an increase in R&D personnel, and patent expenses.

Research and development expenses, net for the nine months ended September 30, 2011 were $3.57 million, increasing from $1.13 million for the same period in 2010.  In addition to the increase in the gross R&D expenses, as detailed above, $0.94 million participation from the OCS and a third party was recorded during this period, compared with $1.25 million received from the OCS and a third party in the comparative period in 2010.

General and Administrative Expenses

General and administrative expenses for the nine months ended September 30, 2011 were $3.71 million, decreasing slightly from $3.73 million for the same period in 2010.

Other Income

Other income for the nine months ended September 30, 2011 was zero as compared with $2.03 million for the same period in 2010.  The income in 2010 was recognized in connection with our first collaboration agreement signed in October 2009.  The excess of the recognized amount received from the healthcare company over the amount of research and development expenses incurred during the period for that agreement was reflected as other income.

Financial Income and Expenses

Financial expenses for the nine months ended September 30, 2011 were $0.20 million, decreasing from $1.38 million for the same period in 2010.  This decrease of $1.18 million was mainly due the change in valuation of the convertible debentures.

Financial income for the nine months ended September 30, 2011 was $1.40 million, increasing from $0.96 million for the same period in 2010.  The increase of $0.44 million was primarily due to the change in valuation of the warrant liability.

Results of Operations for the periods of Three Months Ended September 30, 2011 and 2010

Research and Development Expenses, net

Gross research and development expenses for the three months ended September 30, 2011 were $1.79 million, increasing from $1.01 million for the same period in 2010 due to an increase in the use of materials and sub-contractors in connection with our phase I/II EPODURE clinical trial in 2011, increased expenses in developing our Factor VIII Biopump, and preparations for the trial of INFRADURE, including the production of a GMP vector;  as well as an increase in R&D personnel, and patent expenses.

Research and development expenses, net for the three months ended September 30, 2011 were $1.35 million, increasing from $0.44 million for the same period in 2010.  The increase in the gross R&D expenses, as detailed above, was partially offset by $0.43 million participation from the OCS and a third party recorded during this period, compared with $0.58 received from the OCS and a third party in the comparative period in 2010.

General and Administrative Expenses

General and administrative expenses for the three months ended September 30, 2011 were $1.88 million, decreasing from $2.62 million for the same period in 2010 primarily due to stock-based compensation and fundraising expenses recorded in the three months ended September 30, 2010.

Other Income

Other income for the three months ended September 30, 2011 was zero as compared with $0.73 million for the same period in 2010.  The income in 2010 was recognized in connection with our first collaboration agreement signed in October 2009.  As explained above, the excess of the recognized amount received from the healthcare company over the amount of research and development expenses incurred during the period for that agreement was reflected as other income.

Financial Income and Expenses

Financial expenses for the three months ended September 30, 2011 were $0.27 million, decreasing from $2.20 million for the same period in 2010.  This decrease of $1.93 million was mainly due to the change in valuation of the warrant liability and the convertible debentures.

Financial income for the three months ended September 30, 2011 was $0.07 million, decreasing from $0.91 million for the same period in 2010.  The decrease of $0.84 million was primarily due to the change in foreign currency exchange rates.

Liquidity and Capital Resources

Sources of Liquidity

We have financed our operations primarily through a combination of equity, debt issues and grants from the OCS and other third parties.

We recorded $5.3 million from inception through September 30, 2011 from the OCS in development grants of which $0.2 million was received during the nine months ended September 30, 2011.

In the nine months ended September 30, 2011, options and warrants were exercised in consideration of $0.04 million and 350,060 shares of common stock were issued.

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

On the closing date of the IPO (April 13, 2011) $0.57 million of 2009 Debentures were automatically converted at a conversion price of $2.724 per share of common stock into an aggregate amount of 209,656 shares and the Company issued 5-year warrants to purchase 84,693 shares at an initial exercise price of $4.99 per share in connection with the conversion of the 2009 Debentures.  On the same date, $4.00 million of 2010 Debentures were automatically converted at a conversion price of $3.405 per share into an aggregate amount of 1,198,242 shares.

Cash Flows

We had cash and cash equivalents of $7.57 million at September 30, 2011, $4.78 million at September 30, 2010 and $2.86 million at December 31, 2010.  The increase in our cash balance during the first nine months of 2011 was primarily the result of the IPO during the period.

The increase in our cash balance during the first nine months of 2010 was primarily the result of the proceeds from the issuance of convertible debentures and shares of common stock during that period.

Net cash used in operating activities of $5.46 million for the nine months ended September 30, 2011 primarily reflected our cash expenses for our operations.  Net cash used in operating activities of $2.28 million for the nine months ended  September 30, 2010 primarily reflected our cash expenses for our operations in addition to increases in prepaid expenses and deferred issuance expenses and decreases in accounts payable and accrued expenses.

Our cash used in investing activities relates mainly to our purchases of property and equipment.

Net cash provided by financing activities was $10.43 million and $6.61 million for the nine months ended September 30, 2011 and 2010, respectively.

Our cash flows from financing activities during the nine months ended September 30, 2011 are primarily the result of the IPO from which the net proceeds were approximately $10.39 million.

Our cash flows from financing activities during the nine months ended September 30, 2010 were primarily net cash proceeds of $2.08 million from the issuance of shares and $4.00 million from the issuance of convertible debentures.

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

Without taking into account any revenue we may receive as a result of licensing or other commercialization agreements we are pursuing, we believe that the net proceeds we received from our initial public offering will be sufficient to enable us to fund our operating expenses and capital expenditure requirements through the second quarter of 2012.  We have based this estimate on assumptions that may prove to be wrong and we could use our available resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our current and anticipated clinical trials.

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

Convertible Debentures

We irrevocably elected to initially and subsequently measure the convertible debentures issued in 2009 and 2010 entirely at fair value, in accordance with ASC 825-10.  As a result, we did not separate the embedded derivative instrument from the host contract and account for it as a derivative instrument. The convertible debentures were subject to remeasurement at each balance sheet date, and any change in fair value was recognized as a component of financial income (expense), net in the statements of operations. We estimated the fair value of these convertible debentures at the respective balance sheet dates using the Binomial option pricing model. We used a number of assumptions to estimate the fair value, including the remaining contractual terms of the convertible debentures, risk-free interest rates, expected dividend yield and expected volatility of the price of the underlying common stock.

During the nine months ended September 30, 2011, we recorded financial income of $0.04 million to reflect the decrease in the fair value of the convertible debentures as opposed to $1.26 million recorded during the nine month period ended September 30, 2010.

Liability in Respect of Warrants

In 2010 we issued warrants with an exercise price denominated in British Pounds Sterling which differs from the functional currency we use. In addition, the exercise price of such warrants is subject to downward adjustment. In addition, in 2006 and 2007, we issued warrants that included price protection in the event of sales of securities below the then current exercise price. In accordance with ASC 815-40-15-7I, we classified these warrants as a liability at their fair value. The warrants liability will be remeasured at each reporting period until exercised or expired. The decrease in the fair value of the warrants during the nine months ended September 30, 2011 and 2010 of $1.32 million and $0.90 million, respectively, are reported in the Statements of Operations as financial income.

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

For the purpose of valuing options and warrants granted to our employees, non-employees and directors and officers during the nine months ended September 30, 2011 and 2010, we used the Binomial options pricing model.  To determine the risk-free interest rate, we utilized the U.S. Treasury yield curve in effect at the time of grant with a term consistent with the expected term of our awards.  We estimated the expected life of the options granted based on anticipated exercises in the future periods assuming the success of our business model as currently forecast.  The expected dividend yield reflects our current and expected future policy for dividends on our common stock.  The expected stock price volatility for our stock options was calculated by examining historical volatilities for publicly traded industry peers as we do not have sufficient trading history for our common stock.  We will continue to analyze the expected stock price volatility and expected term assumptions as more historical data for our common stock becomes available.  Given the senior nature of the roles of our employees, directors and officers, we currently estimate that we will experience no forfeitures for those options currently outstanding.

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

Under agreements with the OCS in Israel regarding research and development projects, our Israeli subsidiary is committed to pay royalties to the OCS at rates between 3.5% and 5% of the income resulting from this research and development, at an amount not to exceed the amount of the grants received by our subsidiary as participation in the research and development program, plus interest at LIBOR. The obligation to pay these royalties is contingent on actual income and in the absence of such income no payment is required. As of  September 30, 2011, the aggregate contingent liability amounted to approximately $5.3 million.

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

Subsequent Events

In October 2011, warrants to purchase 344,071 shares of Common stock at an exercise price of $3.85 were exercised using the cashless exercise mechanism and warrants to purchase 6,494 shares of Common stock at an exercise price of $3.85 were exercised for a total cash consideration of $25,000. A total of 30,074 shares were issued.  Also in October 2011, unexercised warrants to purchase a total of 76,398 shares of Common stock expired.

ITEM 3 — Quantitative and Qualitative Disclosures about Market Risk

Not required.

ITEM 4 — Controls and Procedures

Evaluation of disclosure controls and procedures

As required by Exchange Act Rule 13a-15(b), in connection with the filing of this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of  September 30, 2011, the end of the period covered by this report.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the quarter ended  September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

 ITEM 2 — Unregistered Sale of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

In the third quarter of 2011, the following securities were sold by the registrant without registration under the Securities Act. The securities described below were deemed exempt from registration under the Securities Act in reliance upon Section 4(2) of the Securities Act and Regulation D thereunder. There were no underwriters employed in connection with any of these transactions. Proceeds from these equity financings were spent on general and administrative expenses, including salaries and other related costs, and research and development expenses.

Common Stock Issued Directly

In September 2011, the Company issued 12,500 shares of Common stock to a consultant in compensation for investor relation services.

Common Stock Issued Upon Exercise of Outstanding Warrants and Options

In August 2011, three investors exercised warrants to purchase a total of 137,517 shares of Common stock at an exercise price of $3.85 per share using the cashless exercise mechanism.  The investors were issued a total of 22,472 shares.

In September 2011, a director of the Company exercised options to purchase 45,701 shares of Common stock at an exercise price of $2.49 per share using the cashless exercise mechanism. The director was issued 16,197 shares of Common stock as a result of the option exercise.

Options and Warrants Issued

In July 2011, the Company granted an employee 40,000 options exercisable at a price of $3.64 per share. The options have a 10-year term and vest in four equal annual tranches of 10,000 each. The options were granted under the 2006 Stock Incentive Plan (the “Stock Incentive Plan”).

In July 2011, the Company issued warrants to purchase 50,000 shares of Common stock at an exercise price of $4.01 to consultants in compensation for financial advisory services.

In August 2011, the Company issued warrants to purchase 150,000 shares of Common stock at an exercise price of $4.80 to a consultant in compensation for financial advisory services.

In September 2011, the Company granted an employee 11,429 options exercisable at $3.86 per share. The options have a 10-year term and vest in equal tranches over four years. The options were granted under the Stock Incentive Plan.

Use of Proceeds from Registered Securities

On April 7, 2011, a registration statement on Form S-1 (File No. 333-170425) relating to our initial public offering in the United States was declared effective by the SEC.  From the effective date of the registration statement through September 30, 2011, approximately $2,920,000 of the net proceeds from this offering were used for working capital and general corporate purposes, including the payment of regular compensation to our directors and officers. Pending use of the remaining net proceeds as described above, we have invested the net proceeds in short-term interest-bearing investment grade securities. There has been no material change in the planned use of proceeds from this offering from that described in the final prospectus dated April 7, 2011 filed by us with the SEC pursuant to Rule 424(b).

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 3 — Defaults Upon Senior Securities

None.

ITEM 4 — [Removed and Reserved.]

ITEM 5 — Other Information

On November 9, 2011, Medgenics Medical Israel Ltd. (“MMI”), a wholly owned subsidiary of the Company, entered into a Resignation Agreement (the “Agreement”) with Dr. Baruch Stern relating to Dr. Stern’s resignation as the Chief Scientific Officer of the Company.

Pursuant to the Agreement, Dr. Stern’s resignation as Chief Scientific Officer of the Company was effective on November 9, 2011; however, the employment relationship between MMI and Dr. Stern will not be terminated until the date that is 14 and one-half months after the date of the Agreement, unless earlier terminated by Dr. Stern as described below.  During the 3 months following the date of the Agreement (the “First Period”), Dr. Stern agreed to make himself available to MMI to assist with the transfer of his responsibilities.  During the First Period, Dr. Stern will continue to be paid his salary in full, including payments for managers’ insurance (“bituach minahlim”), study fund (“keren hishtalmut”) and accumulated vacation, as well as continued use of a company car.  Managers’ insurance and the study fund are customary benefits provided to all employees based in Israel (other than those in very junior positions).  A management insurance fund is a combination of severance savings (in accordance with Israeli law), defined contribution tax-qualified pension savings and disability insurance premiums.  A study fund is a savings fund of pre-tax contributions to be used after a specified period of time for educational or other permitted purposes.  In aggregate, Dr. Stern will be entitled to receive approximately NIS 51,098 (US$13,942) each month during the First Period.

Consistent with his employment agreement, the Agreement provides that during the remaining 11 and one-half months following the expiration of the First Period (the “Second Period”), Dr. Stern will be released from his work duties while MMI will continue to pay his salary in full, including payments for managers’ insurance and the study fund, but excluding accumulation of vacation days.  In aggregate, Dr. Stern will be entitled to receive approximately NIS 47,973 (US$13,090) each month during the Second Period.

Dr. Stern may terminate his employment relationship with MMI during the Second Period (prior to the expiration of the Second Period) upon giving 30 days’ advance written notice to MMI.  In that case, MMI agreed to pay Dr. Stern’s salary for the remainder of the Second Period, taking into account payments for managers’ insurance and the study fund, in a lump sum.

Upon termination of the employment relationship between MMI and Dr. Stern, the Agreement provides that Dr. Stern will return his company car to MMI and the final account will be settled, including the release of the managers’ insurance policy and the study fund.  The severance pay accumulated in the managers’ insurance policy will be deducted from the severance pay due to Dr. Stern under Israeli law, and MMI will pay the difference to Dr. Stern.

The Agreement also provides that, subject to the fulfillment of the obligations of the other party under the Agreement, neither party will have any additional claims and/or demands on the other party.  The parties also agreed that, from the beginning of the Second Period, Dr. Stern will be available to provide MMI with professional advice in areas and for financial remuneration that will be agreed upon separately.

The foregoing description of the Agreement is qualified in its entirety by reference to the Agreement, a copy of which is filed as Exhibit 10.2 to this Quarterly Report on Form 10-Q and incorporated by reference herein.

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

10.1
Employment Agreement, effective as of July 1, 2011, between the Company and Clarence L. “Butch” Dellio (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 8, 2011 (File No. 001-35112) and incorporated herein by reference).

10.2	Resignation Agreement dated as of November 9, 2011 between Dr. Baruch Stern and Medgenics Medical Israel Ltd. (filed herewith).

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1
Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101	Interactive Data File (furnished herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEDGENICS, INC.

Date: November 10, 2011	By:	/s/ Andrew L. Pearlman
Andrew L. Pearlman
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 10, 2011	By:	/s/ Phyllis Bellin
Phyllis Bellin
Director of Finance and Administration
(Principal Accounting and Financial Officer)