Form 10-Q
period 2012-03-31
MEDGENICS, INC.
filed 2012-05-14
CIK 1138776

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

As of May 11, 2012, the registrant had 9,772,725 shares of common stock, $0.0001 par value, outstanding.

MEDGENICS, INC.

PART I — FINANCIAL INFORMATION

ITEM 1 — Financial Statements

MEDGENICS, INC. AND ITS SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS
U.S. dollars in thousands

	March 31,	December 31,
	2012	2011
	Unaudited

ASSETS

CURRENT ASSETS:

Cash and cash equivalents	$2,593	$4,995
Accounts receivable and prepaid expenses	1,807	1,122

Total current assets	4,400	6,117

LONG-TERM ASSETS:

Restricted lease deposits	57	52
Severance pay fund	267	259

Total long-term assets	324	311

PROPERTY AND EQUIPMENT, NET	435	434

DEFERRED ISSUANCE EXPENSES	42	-

Total assets	$5,201	$6,862

The accompanying notes are an integral part of the interim consolidated financial statements.

MEDGENICS, INC. AND ITS SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS
U.S. dollars in thousands (except share and per share data)

	March 31,	December 31,
	2012	2011
	Unaudited

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:

Trade payables	$824	$903
Other accounts payable and accrued expenses	1,146	1,156

Total current liabilities	1,970	2,059

LONG-TERM LIABILITIES:

Accrued severance pay	1,422	1,328
Liability in respect of warrants	1,274	478

Total long-term liabilities	2,696	1,806

Total liabilities	4,666	3,865

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:

Common stock - $0.0001 par value; 100,000,000 shares authorized; 9,772,725 and 9,722,725 shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively	1	1
Additional paid-in capital	52,751	52,501
Deficit accumulated during the development stage	(52,217)	(49,505)

Total stockholders’ equity	535	2,997

Total liabilities and stockholders’ equity	$5,201	$6,862

The accompanying notes are an integral part of the interim consolidated financial statements.

MEDGENICS, INC. AND ITS SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS
U.S. dollars in thousands (except share and per share data)

	Three months ended March 31,		Period from January 27, 2000 (inception) through March 31,
	2012	2011	2012
	Unaudited

Research and development expenses	$1,592	$1,174	$32,034

Less - Participation by the Office of the Chief Scientist	(1,022)	-	(6,315)
U.S. Government grant	-	-	(244)
Participation by third party	-	-	(1,067)

Research and development expenses, net	570	1,174	24,408

General and administrative expenses	1,359	780	27,757

Other income:
Excess amount of participation in research and development from third party	-	-	(2,904)

Operating loss	(1,929)	(1,954)	(49,261)

Financial expenses	(801)	(106)	(3,682)
Financial income	18	1,722	373

Loss before taxes on income	(2,712)	(338)	(52,570)

Taxes on income	-	-	76

Loss	$(2,712)	$(338)	$(52,646)

Basic and diluted loss per share	$(0.28)	$(0.063)

Weighted average number of Common stock used in computing basic and diluted loss per share	9,753,725	5,370,270

The accompanying notes are an integral part of the interim consolidated financial statements.

MEDGENICS, INC. AND ITS SUBSIDIARY

(A Development Stage Company)

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
U.S. dollars in thousands (except share data)

	Common stock		Additional paid-in capital	Deficit accumulated during the development stage	Total stockholders’ deficit
	Shares	Amount

Balance as of December 31, 2010	5,295,531	$1	$34,334	$(41,409)	$(7,074)

Exercise of warrants in January through March 2011	234,277	(*)	771	-	771

Stock based compensation related to options and warrants granted to consultants and employees	-	-	88	-	88

Loss	-	-	-	(338)	(338)

Balance as of March 31, 2011 (Unaudited)	5,529,808	$1	$35,193	$(41,747)	$(6,553)

(*) Represents an amount lower than $1.

The accompanying notes are an integral part of the interim consolidated financial statements.

MEDGENICS, INC. AND ITS SUBSIDIARY

(A Development Stage Company)

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
U.S. dollars in thousands (except share data)

	Common stock		Additional paid-in capital	Deficit accumulated during the development stage	Total stockholders’ equity
	Shares	Amount

Balance as of December 31, 2011	9,722,725	$1	$52,501	$(49,505)	$2,997

Stock based compensation related to options and warrants granted to consultants and employees	-	-	122	-	122

Issuance of restricted common stock in January 2012	35,000	-	55	-	55

Issuance of Common stock to consultants in March 2012	15,000	-	73	-	73

Loss	-	-	-	(2,712)	(2,712)

Balance as of March 31, 2012 (Unaudited)	9,772,725	$1	$52,751	$(52,217)	$535

(*) Represents an amount lower than $1.

The accompanying notes are an integral part of the interim consolidated financial statements.

MEDGENICS, INC. AND ITS SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS
U.S. dollars in thousands

	Three months ended March 31,		Period from January 27, 2000 (inception) through March 31,
	2012	2011	2012
	Unaudited

CASH FLOWS FROM OPERATING ACTIVITIES:

Loss	$(2,712)	$(338)	$(52,646)

Adjustments to reconcile loss to net cash used in operating activities:

Depreciation	35	17	1,116
Loss from disposal of property and equipment	-	-	330
Issuance of shares as consideration for providing security for letter of credit	-	-	16
Stock based compensation related to options and warrants granted to employees and consultants	177	88	7,339
Interest and amortization of beneficial conversion feature of convertible note	-	-	759
Change in fair value of convertible debentures and warrants	796	(1,685)	2,438
Accrued severance pay, net	86	47	1,155
Exchange differences on a restricted lease deposit	(1)	(1)	2
Exchange differences on a long term loan	-	-	3
Increase (decrease) in trade payables	(6)	275	1,501
Increase in accounts receivable and prepaid expenses	(727)	(26)	(1,849)
Increase (decrease) in other accounts payable and accrued expenses	(10)	91	1,693

Net cash used in operating activities	(2,362)	(1,532)	(38,143)

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of property and equipment	(36)	(45)	(2,055)
Proceeds from disposal of property and equipment	-	-	173
Increase in restricted lease deposit and prepaid lease payments	(4)	-	(59)

Net cash used in investing activities	$(40)	$(45)	$(1,941)

The accompanying notes are an integral part of the interim consolidated financial statements.

MEDGENICS, INC. AND ITS SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS
U.S. dollars in thousands

	Three months ended March 31,		Period from January 27, 2000 (inception) through March 31,
	2012	2011	2012
	Unaudited

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from issuance of shares and warrants, net	$-	$-	$34,501
Proceeds from exercise of options and warrants, net	-	38	1,011
Repayment of a long-term loan	-	-	(73)
Proceeds from long term loan	-	-	70
Issuance of a convertible debenture and warrants	-	-	7,168
Increase in short-term bank credit	-	26	-

Net cash provided by financing activities	-	64	42,677

Increase (decrease) in cash and cash equivalents	(2,402)	(1,513)	2,593

Balance of cash and cash equivalents at the beginning of the period	4,995	2,859	-

Balance of cash and cash equivalents at the end of the period	$2,593	$1,346	$2,593

Supplemental disclosure of cash flow information:

Cash paid during the period for:

Interest	$-	$35	$242

Taxes	$10	$-	$108

Supplemental disclosure of non-cash flow information:

Issuance expenses paid with shares	$-	$-	$310

Issuance of Common stock upon conversion of a convertible debentures	$-	$-	$8,430

Issuance of Common stock and warrants to consultants	$73	$-	$1,224

Classification of liability in respect of warrants into equity due to the exercise of warrants	$-	$733	$1,131

The accompanying notes are an integral part of the interim consolidated financial statements.

MEDGENICS, INC. AND ITS SUBSIDIARY

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands

NOTE 1:-	GENERAL

a.	Medgenics, Inc. (the “Company”) was incorporated in January 2000 in Delaware. The Company has a wholly-owned subsidiary, Medgenics Medical Israel Ltd. (formerly Biogenics Ltd.) (the “Subsidiary”), which was incorporated in Israel in March 2000. The Company and the Subsidiary are engaged in the research and development of products in the field of biotechnology and associated medical equipment and are thus considered development stage companies as defined in Accounting Standards Codification (“ASC”) topic number 915, “Development Stage Entities” (“ASC 915”).

On December 4, 2007 the Company’s Common stock was admitted for trading on the AIM market of the London Stock Exchange.

On April 13, 2011 the Company completed an Initial Public Offering (“IPO”) of its Common stock on the NYSE Amex, raising $10,389 in net proceeds.

b.	The Company and the Subsidiary are in the development stage. As reflected in the accompanying financial statements, the Company incurred a loss for the three month period ended March 31, 2012 of $2,712, and had a negative cash flow from operating activities of $2,362 during the three month period ended March 31, 2012. The accumulated deficit as of March 31, 2012 is $52,217. The Company and the Subsidiary have not yet generated revenues from product sale. The Company previously generated income from partnering on development programs and expects to continue to expand its partnering activity. Management’s plans also include seeking additional investments and commercial agreements to continue the operations of the Company and the Subsidiary.

However, there is no assurance that the Company will be successful in its efforts to raise the necessary capital and/or reach such commercial agreements to continue its planned research and development activities. The Company believes that the net proceeds of the IPO, plus Company’s existing cash and cash equivalents, should be sufficient to meet its operating and capital requirements through the second quarter of 2012. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments with respect to the carrying amounts of assets and liabilities and their classification that might result from the outcome of this uncertainty.

c.	In April 2012, the Subsidiary received approval for an additional Research and Development program from the Office of the Chief Scientist in Israel (“OCS”) for the period October 2011 through September 2012. The approval allows for a grant of up to approximately $2,200 based on research and development expenses, not funded by others, of up to $4,100.

MEDGENICS, INC. AND ITS SUBSIDIARY

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands

NOTE 2:-	SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited interim financial statements of Medgenics, Inc., a development stage company, have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the audited financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2011 (2011 Form 10-K) as filed with the SEC. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements that would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year as reported in the 2011 Form 10-K have been omitted.

NOTE 3:-	STOCKHOLDERS’ EQUITY

a.	In March 2012, the Company’s Board of Directors approved an amendment to the stock incentive plan increasing the number of shares of Common stock authorized for issuance thereunder to a total of 2,478,571 shares of Common stock, subject to stockholder approval. The Company’s stockholders approved the amendment at the Company’s annual meeting of stockholders on April 3, 2012.

b.	Issuance of shares, stock options and warrants to investors

In January and February 2012, unexercised warrants held by several investors to purchase a total of 34,804 shares of Common stock expired.

c.	Issuance of stock options, warrants and restricted shares to employees and directors

1.	In January 2012, the Company granted 15,000 options and 7,000 shares of restricted Common stock to each of 5 non-executive Directors of the Company. These shares of Common stock are restricted in that they may not be disposed of and are not entitled to dividends until vested. 50% of these shares were vested the day after the grant and 50% will vest one year from the grant date. All of the options have a term of 10 years, vest in three equal annual installments and have an exercise price of $2.66 per share. These options and restricted Common stock were granted under the stock incentive plan.

2.	Subsequent to the balance sheet date, in April 2012, the Company granted to the Company’s employees 47,254 options exercisable at a price of $5.13 per share. The options have a 10 year term and vest in four equal annual installments. The options were granted under the stock incentive plan.

MEDGENICS, INC. AND ITS SUBSIDIARY

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands

NOTE 3:-       STOCKHOLDERS’ EQUITY (CONT.)

c.	Issuance of stock options, warrants and restricted shares to employees and directors (cont.)

3.	In December 2010, the Company granted the Executive Chairman of the Board of the Company 57,142 shares of restricted Common stock in compensation for his services in his new role as the Executive Chairman of the Board of the Company. These shares of Common stock are restricted in that they may not be disposed of and are not entitled to dividends. These restrictions will be removed in relation to 14,285 shares of Common stock on each of October 18, 2012 and October 18, 2013 and the final 28,572 shares of Common stock on October 18, 2014. The value of these restricted shares of Common stock, $285, was based on the fair value at the grant date and is being recognized as an expense using the straight line method. The Company recorded expenses in the amount of $19 in the three months ended March 31, 2012.

A summary of the Company’s activity for restricted shares granted to employees and directors is as follows:

	Three months ended March 31, 2012
Restricted shares	Outstanding	Exercisable

Number of restricted shares as of December 31, 2011	57,142	-

Granted	35,000	17,500

Number of restricted shares as of March 31, 2012	92,142	17,500

4.	A summary of the Company’s activity for options and warrants granted to employees and directors is as follows:

	Three months ended March 31, 2012
	Number of options and warrants	Weighted average exercise price	Weighted average remaining contractual terms (years)	Aggregate intrinsic value price

Outstanding at January 1, 2012	2,078,788	$4.17

Granted	75,000	2.66

Outstanding at March 31, 2012	2,153,788	$4.13	4.89	$3,873

Exercisable at March 31, 2012	1,617,393	$3.89	3.50	$3,149

Vested and expected to vest at March 31, 2012	2,126,968	$4.12	4.83	$3,837

MEDGENICS, INC. AND ITS SUBSIDIARY

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands

c.	Issuance of stock options, warrants and restricted shares to employees and directors (cont.)

As of March 31, 2012, there was $685 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted to employees. That cost is expected to be recognized over a weighted-average period of 2.8 years.

The aggregate intrinsic value represents the total intrinsic value (the difference between the Company’s Common stock fair value as of March 31, 2012 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on March 31, 2012.

Calculation of aggregate intrinsic value is based on the share price of the Company’s Common stock as of March 31, 2012 ($5.27 per share, as reported on the NYSE Amex).

d.	Issuance of shares, stock options and warrants to consultants

1.	In March 2012, the Company issued 15,000 shares of Common stock to a consultant. These shares are restricted under the Securities Act of 1933. Total compensation, measured as the grant date fair market value of the stock, amounted to $73 and was recorded as an operating expense in the statement of operations.

2.	Subsequent to the balance sheet date, in April 2012, the Company granted options to purchase 15,280 shares of Common stock at an exercise price of $5.13 per share to a consultant. The options have a 10 year term and vest in three equal annual tranches.

3.	A summary of the Company’s activity for warrants and options granted to consultants under the stock incentive plan is as follows:

	Three months ended March 31, 2012
	Number of options and warrants	Weighted average exercise price	Weighted average remaining contractual terms (years)	Aggregate intrinsic value price

Outstanding at January 1, 2012	540,338	$5.49

Outstanding at March 31, 2012	540,338	$5.50	3.47	$181

Exercisable at March 31, 2012	483,039	$5.32	2.95	$174

MEDGENICS, INC. AND ITS SUBSIDIARY

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands

As of March 31, 2012, there was $9 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted to consultants under the Company’s stock incentive plan. That cost is expected to be recognized over a weighted-average period of 1.4 years.

Calculation of aggregate intrinsic value is based on the share price of the Company’s Common stock as of March 31, 2012 ($5.27 per share, as reported on the NYSE Amex).

e.	Compensation expenses

Compensation expense related to warrants and options granted to employees, directors and consultants was recorded in the Statement of Operations in the following line items:

	Three months ended March 31,
	2012	2011

Research and development expenses	$26	$30
General and administrative expenses	96	58

	$122	$88

MEDGENICS, INC. AND ITS SUBSIDIARY

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands

NOTE 3:-	STOCKHOLDERS’ EQUITY (CONT.)

f.	Summary of options and warrants:

A summary of all the options and warrants outstanding as of March 31, 2012 is presented in the following table:

	As of March 31, 2012
Options / Warrants	Exercise Price per Share ($)	Options and Warrants Outstanding	Options and Warrants Exercisable	Weighted Average Remaining Contractual Terms (in years)

Options:

Granted to Employees and Directors	2.49	182,806	182,806	4.0
	2.66	75,000	-	9.8
	3.14	244,857	35,000	9.7
	3.64	40,000	-	9.3
	3.86	11,429	-	9.4
	4.10	42,783	42,783	0.4
	5.60	49,536	37,152	1.2
	6.55	51,428	17,143	8.8
	7.35	332,046	332,046	0.6
	8.19	218,713	65,273	8.5
		1,248,598	712,203

Granted to Consultants	4.20	19,354	12,903	2.7
	5.34	19,354	19,354	1.5
	6.65	38,136	12,712	8.7
	7.35	46,045	46,045	0.6
	8.19	38,136	12,712	8.5
		161,025	103,726

Total Options		1,409,623	815,929

Warrants:
Granted to Employees and Directors	2.49	905,190	905,190	4

Granted to Consultants	3.19	11,370	11,370	3.4
	4.01	50,000	50,000	4.2
	4.80	150,000	150,000	4.3
	4.99	11,310	11,310	4
	5.34	16,976	16,976	0.7
	5.37	37,508	37,508	0.4
	5.65	102,149	102,149	1.3
		379,313	379,313

Granted to Investors	0.0002	35,922	35,922	4
	4.54	428,571	428,571	3.5
	4.99	73,383	73,383	4
	5.37	166,132	166,132	0.5
	5.65	50,721	50,721	0.7
	6.00	2,829,000	2,829,000	4
		3,583,729	3,583,729

Total Warrants		4,868,232	4,868,232

Total Options and Warrants		6,277,855	5,684,161

* * * * * * * * * * * * * *

ITEM 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read together with our financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q.

Forward Looking Statements

This quarterly report on Form 10-Q contains “forward-looking statements” that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect could cause our results to differ materially from those expressed or implied by such forward-looking statements. The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are often identified by the use of words such as, but not limited to, “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “will,” “plan,” “project,” “seek,” “should,” “target,” “will,” “would” and similar expressions or variations intended to identify forward-looking statements. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section titled “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2011, and any updates to those risk factors included in Part II, Item 1A of this Quarterly Report on Form 10-Q. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

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

We have generated significant losses to date, and we expect to continue to generate losses as we progress towards the commercialization of our product candidates.  We have incurred net losses of approximately $2.7 million and $52.6 million for three month period ended March 31, 2012 and for the period from inception through March 31, 2012, respectively. As of March 31, 2012, we had stockholders’ equity of approximately $0.5 million.  We are unable to predict the extent of any future losses or when we will become profitable, if at all.

Although we have not yet generated revenues from product sales, we have generated income from partnering on development programs and we expect to expand our partnering activity.

In 2009, we signed a preclinical development and option agreement with Baxter Healthcare, a market leader in the field of hemophilia, representing our first collaboration agreement for the Biopump Platform Technology.  The agreement was extended in 2010 and 2011.  Pursuant to this agreement, the healthcare company provided funding for preclinical development of our Biopump Platform Technology to produce and deliver the clotting protein Factor VIII for the sustained treatment of hemophilia.  Under the terms of the collaboration agreement, we received $3.97 million. The agreement, as extended, expired on September 30, 2011.

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

Conducting a significant amount of development is central to our business model. Through March 31, 2012, we incurred approximately $32.0 million in gross research and development expenses since our inception on January 27, 2000. Product candidates in later-stage clinical development generally have higher development costs than those in earlier stages of development, primarily due to the significantly increased size and duration of the clinical trials. We plan to increase our research and development expenses for the foreseeable future in order to complete development of our two most advanced product candidates, the EPODURE Biopump and the INFRADURE Biopump, and our earlier-stage research and development projects including our HEMODURE Biopump producing Factor VIII.

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

General and Administrative Expense

General and administrative expense consists primarily of salaries and other related costs, including stock-based compensation expense, for persons serving in our executive, finance and accounting functions. Other general and administrative expense includes facility-related costs not otherwise included in research and development expense, costs associated with conferences and industry shows, and professional fees for legal services and accounting services. We expect that our general and administrative expenses will increase as we add personnel and increase our activities. Since our inception on January 27, 2000 through March 31, 2012, we spent approximately $27.8 million on general and administrative expense.

Other Income

We have not generated any product revenue since our inception, but, in connection with our first collaboration agreement, we received $3.97 million from Baxter Healthcare during 2009 through 2011 of which $2.9 million had been recognized as other income. To date, we have funded our operations primarily through equity and debt financings and funding from the Israeli OCS. If our product development efforts result in clinical success, regulatory approval and successful commercialization of any of our products, we would expect to generate revenue from sales or licenses of any such products.

Financial Income and Expense

Financial expense consists primarily of interest and amortization of beneficial conversion feature of convertible note, convertible debentures valuations and interest incurred on debentures.

Interest income consists primarily of warrant valuations and interest earned on our cash and cash equivalents and marketable securities.

Results of Operations for the Three Months Ended March 31, 2012 and 2011

Research and Development Expenses, net

Gross research and development expenses for the three months ended March 31, 2012 were $1.59 million, increasing from $1.17 million for the same period in 2011 due to an increase in the use of materials and sub-contractors in connection with preparations for our planned phase II EPODURE clinical trials in Israel and the United States, and preparations for the trials of INFRADURE in Israel, as well as an increase in research and development personnel.

Research and development expenses, net for the three months ended March 31, 2012 were $0.57 million, decreasing from $1.17 million for the same period in 2011. The decrease in the research and development expenses, net was due to the participation by the OCS of $1.02 in the three months ended March 31, 2012 which was partially offset by the increase in the gross research and development expenses as detailed above.

General and Administrative Expenses

General and administrative expenses for the three months ended March 31, 2012 were $1.36 million, increasing from $0.78 million for the same period in 2011 primarily due to increased legal fees and professional services, increased activities in the United States and to stock-based compensation expenses related to shares granted to consultants.

Financial Income and Expenses

Financial expenses for the three months ended March 31, 2012 were $0.80 million, increasing from $0.11 million for the same period in 2011. This increase of $0.69 million was mainly due to the change in valuation of the warrant liability.

Financial income for the three months ended March 31, 2012 was $0.02 million, decreasing from $1.72 million for the same period in 2011. The decrease of $1.70 million was primarily due to the change in valuation of the warrant liability.

Liquidity and Capital Resources

Sources of Liquidity

We have financed our operations primarily through a combination of equity, debt issues and grants from the OCS and other third parties.

We recorded $6.32 million from inception through March 31, 2012 from the OCS in development grants of which $1.02 million was recorded during the three months ended March 31, 2012.

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

Cash Flows

We had cash and cash equivalents of $2.59 million at March 31, 2012 and $5.0 million at December 31, 2011. The decrease in our cash balance during the three months ended March 31, 2012 was primarily the result of operating activities during the period.

Net cash used in operating activities of $2.36 million for the three months ended March 31, 2012 and $1.53 million for the three months ended March 31, 2011 primarily reflected our cash expenses for our operations.

Our cash used in investing activities relates mainly to our purchases of property and equipment.

Net cash provided by financing activities was zero and $0.06 million for the three months ended March 31, 2012 and March 31, 2011, respectively. Our cash flows from financing activities during the three months ended March 31, 2011 were primarily proceeds from the exercise of warrants ($0.04 million) and an increase in short-term bank credit.

Funding Requirements

We expect to raise additional funds through the sale of our securities and through entering into licensing or other commercialization agreements for all or parts of applications of our Biopump Platform Technology to fund our continuing operations. If we are unable to enter into such agreements on terms acceptable to us, we will continue to incur losses from operations for the foreseeable future. We expect to incur increasing research and development expenses, including expenses related to the hiring of personnel and additional clinical trials, as we further develop the EPODURE Biopump, the INFRADURE Biopump and the HEMODURE Biopump. We expect that our general and administrative expenses will also increase as we expand our finance and administrative staff, add infrastructure, and incur additional costs related to being a public company in the United States, including investor relations programs, and increased professional fees. Our future capital requirements will depend on a number of factors, including the timing and outcome of clinical trials and regulatory approvals, the costs involved in preparing, filing, prosecuting, maintaining, defending, and enforcing patent claims and other intellectual property rights, the acquisition of licenses to new products or compounds, the status of competitive products, the availability of financing, and our success in developing markets for our product candidates.

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

We do not anticipate that we will generate revenue from the sale of products for at least five years; however, we do intend to seek licensing or other commercialization agreements similar to our agreement relating to the development of our HEMODURE Biopump producing Factor VIII. We anticipate that the funds received as a result of such agreements may be sufficient to fund our operations in the future. In the absence of additional equity or debt funding or adequate funding from commercialization agreements, we expect our continuing operating losses to result in increases in our cash used in operations over the next several quarters and years.

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

While our significant accounting policies are more fully described in Note 2 to our financial statements included elsewhere in this Quarterly Report on Form 10-Q, we believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating our reported financial results and affect the more significant judgments and estimates that we use in the preparation of our financial statements.

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

During the three months ended March 31, 2011, we recorded financial income of $0.04 million to reflect the decrease in the fair value of the convertible debentures. We did not record comparable income during the three months ended March 31, 2012 because all of the convertible debentures were converted to common stock on the closing date of the IPO (April 13, 2011).

Liability in Respect of Warrants

In 2010 we issued warrants with an exercise price that is subject to downward adjustment. In addition, in 2006 and 2007, we issued warrants that included price protection in the event of sales of securities below the then current exercise price. In accordance with Accounting Standards Codification No. 815-40-15-7I, we classified these warrants as a liability at their fair value. The warrants liability will be remeasured at each reporting period until exercised or expired. The increase in the fair value of the warrants during the three months ended March 31, 2012 of $0.80 million and the decrease in the fair value of the warrants during the three months ended March 31, 2011 of $1.72 million are reported in the Statements of Operations as financial expense or income, respectively.

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

For the purpose of valuing options and warrants granted to our employees, non-employees and directors and officers during the three months ended March 31, 2012 and 2011, we used the Binomial options pricing model. To determine the risk-free interest rate, we utilized the U.S. Treasury yield curve in effect at the time of grant with a term consistent with the expected term of our awards. We estimated the expected life of the options granted based on anticipated exercises in the future periods assuming the success of our business model as currently forecast. The expected dividend yield reflects our current and expected future policy for dividends on our common stock. The expected stock price volatility for our stock options was calculated by examining historical volatilities for publicly traded industry peers as we do not have sufficient trading history for our common stock. We will continue to analyze the expected stock price volatility and expected term assumptions as more historical data for our common stock becomes available. Given the senior nature of the roles of our employees, directors and officers, we currently estimate that we will experience no forfeitures for those options currently outstanding.

Off-Balance Sheet Arrangements

Pursuant to our license agreement with Yissum Research Development Company of the Hebrew University (Yissum), Yissum granted us a license of certain patents for commercial development, production, sublicense and marketing of products to be based on its know-how and research results. In consideration, we agreed to pay Yissum the following amounts, provided, however, that the total aggregate payment of royalties and sublicense fees by us to Yissum shall not exceed $10 million:

•	non-refundable license fee of $0.4 million to be paid in three installments, as follows:
•	$0.05 million when the accrued investments in us by any third party after May 23, 2005 equal at least $3 million (paid in 2007);
•	$0.15 million when the accrued investments in us by any third party after May 23, 2005 equal at least $12 million (paid in second quarter of 2010); and
•	$0.2 million when the accrued investments in us by any third party after May 23, 2005 equal at least $18 million (paid in April 2011);
•	royalties at a rate of 5% of net sales of product incorporating the licensed technology; and
•	sublicense fees at a rate of 9% of sublicense considerations received by us.

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

In 2007, we signed an agreement with Baylor College of Medicine (BCM) whereby BCM granted us a non-exclusive worldwide license to use, market, sell, lease and import certain technology (BCM technology), by way of any product process or service that incorporates, utilizes or is made with the use of the BCM technology. In consideration we agreed to pay BCM the following amounts:

•	a one time, non-refundable license fee of $25,000 which was paid in 2007;
•	an annual non-refundable maintenance fee of $20,000;
•	a one-time milestone payment of $75,000 upon FDA clearance or equivalent of clearance for therapeutic use (as of March 31, 2012, we have not achieved FDA clearance); and
•	an installment of $25,000 upon our executing any sublicenses in respect of the BCM technology.

All payments to BCM are recorded as research and development expenses. The license agreement will expire (unless terminated earlier for default or by us at our discretion) on the first day following the tenth anniversary of our first commercial sale of licensed products. After termination, we will have a perpetual, royalty free license to the BCM technology.

Under agreements with the OCS in Israel regarding research and development projects, our Israeli subsidiary is committed to pay royalties to the OCS at rates between 3.5% and 5% of the income resulting from this research and development, at an amount not to exceed the amount of the grants received by our subsidiary as participation in the research and development program, plus interest at LIBOR. The obligation to pay these royalties is contingent on actual income and in the absence of such income no payment is required. As of March 31, 2012, the aggregate contingent liability amounted to approximately $6.32 million.

Pursuant to an agreement we entered into on February 11, 2011 (effective as of January 31, 2011), the Regents of the University of Michigan (Michigan) have granted a worldwide license for patent rights relating to certain uses of variants of clotting Factor VIII. The license agreement covers a portfolio of two issued and three pending patents. In consideration we agreed to pay Michigan the following amounts:

•	an initial license fee of $25,000 which was paid in 2011;

•	an annual license fee in arrears of $10,000 rising to $50,000 following the grant by us of a sublicense or (if sooner) from the sixth anniversary of the license agreement;
•	staged milestone payments of $750,000 (in aggregate), of which $400,000 will be recoupable against royalties;
•	royalties at an initial rate of 5% of net sales, reducing by a percentage point at predetermined thresholds to 2% upon cumulative net sales exceeding $50 million;
•	sublicense fees at an initial rate of 6% of sublicensing revenues, reducing by a percentage point at predetermined thresholds to 4% upon cumulative sublicensing revenues exceeding $50 million; and
•	patent maintenance costs.

The exclusive worldwide license from Michigan is expected to expire in 2026 upon the expiration of the last to expire of the patent rights licensed. As of March 31, 2012, we have paid the initial license fee and patent maintenance costs. No royalties or sublicense fees have yet accrued. Additionally, we cannot estimate when we will begin selling any products that would require us to make any such royalty payments. Whether we will be obligated to make royalty payments in the future is subject to the success of our product development efforts and, accordingly, is inherently uncertain.

Subsequent Events

In April 2012, our wholly owned subsidiary, Medgenics Medical Israel Ltd., received approval for an additional Research and Development program from the Israeli OCS for the period October 2011 through September 2012. The approval allows for a grant of up to approximately $2.2 million based on research and development expenses, not funded by others, of up to $4.1 million.

At our annual meeting of stockholders on April 3, 2012, our stockholders approved an amendment to our Stock Incentive Plan increasing the number of shares of common stock authorized for issuance thereunder to a total of 2,478,571 shares of common stock.

ITEM 3 — Quantitative and Qualitative Disclosures about Market Risk

Not required.

ITEM 4 — Controls and Procedures

Evaluation of disclosure controls and procedures

As required by Exchange Act Rule 13a-15(b), in connection with the filing of this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2012, the end of the period covered by this report.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1 — Legal Proceedings

We are not currently a party, as plaintiff or defendant, to any legal proceedings which, individually or in the aggregate, are expected by us to have a material effect on our business, financial condition or results of operation if determined adversely to us.

ITEM 1A — Risk Factors

There are no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011.

ITEM 2 — Unregistered Sale of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

In the three months ended March 31, 2012, the following securities were sold by the registrant without registration under the Securities Act. The securities described below were deemed exempt from registration under the Securities Act in reliance upon Section 4(2) of the Securities Act and Regulation D thereunder. There were no underwriters employed in connection with any of these transactions.

Common Stock Issued Directly

In January 2012, 7,000 restricted shares of common stock were granted to each of the Company’s 5 non-executive directors under the Company’s Stock Incentive Plan, 50% of which vested the day after grant and 50% of which will vest on the first anniversary of the grant date.

In March 2012, 15,000 shares of common stock were issued as compensation to a consultant. The shares are restricted under the Securities Act. Total compensation, measured as the grant date fair market value of the shares, amounted to approximately $73,000 and was recorded as an operating expense in the statement of operations.

Options and Warrants Issued

In January 2012, 15,000 options were granted to each of the Company’s 5 non-executive directors under the Company’s Stock Incentive Plan. All of the options have a term of 10 years, vest in three equal annual installments beginning on the first anniversary of the grant date and have an exercise price of $2.66 per share.

Use of Proceeds from Registered Securities

On April 7, 2011, a registration statement on Form S-1 (File No. 333-170425) relating to our initial public offering in the United States was declared effective by the SEC.  In this offering, we sold a total of 2,624,100 shares of common stock and 2,829,000 warrants for net proceeds of approximately $10.39 million. From the effective date of the registration statement through March 31, 2012, approximately $7.8 million of the net proceeds from this offering were used for research and development, clinical trials, working capital and general corporate purposes, including the payment of regular compensation to our directors and officers. Pending use of the remaining net proceeds, we have invested the net proceeds in short-term interest-bearing investment grade securities. There has been no material change in the planned use of proceeds from this offering from that described in the final prospectus dated April 7, 2011 filed by us with the SEC pursuant to Rule 424(b).

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 3 — Defaults Upon Senior Securities

None.

ITEM 4 — Mine Safety Disclosures

Not applicable.

ITEM 5 — Other Information

None.

ITEM 6 — Exhibits

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation (previously filed as Exhibit 3.1 to the Company’s Registration Statement on Form S-1 filed November 5, 2010 (File No. 333-170425) and incorporated herein by reference).

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation (previously filed as Exhibit 3.2 to the Company’s Registration Statement on Form S-1 filed November 5, 2010 (File No. 333-170425) and incorporated herein by reference).

3.3	Second Amended and Restated By-Laws (previously filed as Exhibit 3.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 (File No. 001-35112) and incorporated herein by reference).

10.1	Medgenics, Inc. Stock Incentive Plan, as amended and restated effective March 5, 2012 (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 5, 2012 (File No. 001-35112) and incorporated herein by reference).

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101	Interactive Data File (furnished herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEDGENICS, INC.

Date: May 14, 2012	By:	/s/ Andrew L. Pearlman
Andrew L. Pearlman
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 14, 2012	By:	/s/ Phyllis Bellin
Phyllis Bellin
Vice President Administration
(Principal Accounting and Financial Officer)

