Form 10-Q
period 2012-06-30
MEDGENICS, INC.
filed 2012-08-13
CIK 1138776

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

As of August 9, 2012, the registrant had 11,984,592 shares of common stock, $0.0001 par value, outstanding.

MEDGENICS, INC.

PART I — FINANCIAL INFORMATION

ITEM 1 — Financial Statements

MEDGENICS, INC. AND ITS SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS
U.S. dollars in thousands

	June 30,		December 31,
	2012	2011	2011
	(Unaudited)

ASSETS

CURRENT ASSETS:

Cash and cash equivalents	$9,040	$10,116	$4,995
Accounts receivable and prepaid expenses	1,702	1,026	1,122

Total current assets	10,742	11,142	6,117

LONG-TERM ASSETS:

Restricted lease deposits	57	49	52
Severance pay fund	264	353	259

Total long-term assets	321	402	311

PROPERTY AND EQUIPMENT, NET	407	378	434

Total assets	$11,470	$11,922	$6,862

The accompanying notes are an integral part of the interim consolidated financial statements.

MEDGENICS, INC. AND ITS SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS
U.S. dollars in thousands

	June 30,		December 31,
	2012	2011	2011
	Unaudited

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

Trade payables	$917	$869	$903
Other accounts payable and accrued expenses	1,249	1,272	1,156

Total current liabilities	2,166	2,141	2,059

LONG-TERM LIABILITIES:

Accrued severance pay	1,387	1,146	1,328
Liability in respect of warrants	4,107	1,321	478

Total long-term liabilities	5,494	2,467	1,806

Total liabilities	7,660	4,608	3,865

STOCKHOLDERS' EQUITY:

Common stock - $0.0001 par value; 100,000,000 shares authorized; 11,746,251, 9,638,948 and 9,722,725 shares issued and outstanding at June 30, 2012, June 30, 2011 and December 31, 2011, respectively	1	1	1
Additional paid-in capital	62,972	51,383	52,501
Deficit accumulated during the development stage	(59,163)	(44,070)	(49,505)

Total stockholders' equity	3,810	7,314	2,997

Total liabilities and stockholders' equity	$11,470	$11,922	$6,862

The accompanying notes are an integral part of the interim consolidated financial statements.

MEDGENICS, INC. AND ITS SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS
U.S. dollars in thousands (except share and per share data)

	Six months ended June 30,		Three months ended June 30,		Period from January 27, 2000 (inception) through
	2012	2011	2012	2011	June 30, 2012
	Unaudited

Research and development expenses	$3,231	$2,718	$1,639	$1,544	$33,673

Less - Participation by the Office of the Chief Scientist	(1,486)	(503)	(464)	(503)	(6,779)
U.S. Government grant	-	-	-	-	(244)
Participation by third party	-	-	-	-	(1,067)

Research and development expenses, net	1,745	2,215	1,175	1,041	25,583

General and administrative expenses	4,133	1,832	2,774	1,052	30,531

Other income:
Excess amount of participation in research and development from third party	-	-	-	-	(2,904)

Operating loss	(5,878)	(4,047)	(3,949)	(2,093)	(53,210)

Financial expenses	(3,773)	(133)	(2,972)	(232)	(7,053)
Financial income	1	1,521	17	4	755

Loss before taxes on income	(9,650)	(2,659)	(6,904)	(2,321)	(59,508)

Taxes on income	8	2	8	2	84

Loss	$(9,658)	$(2,661)	$(6,912)	$(2,323)	$(59,592)

Basic and diluted loss per share	$(0.98)	$(0.37)	$(0.69)	$(0.26)

Weighted average number of shares of Common stock used in computing basic and diluted loss per share	9,893,072	7,212,074	10,032,760	9,033,672

The accompanying notes are an integral part of the interim consolidated financial statements.

MEDGENICS, INC. AND ITS SUBSIDIARY

(A Development Stage Company)

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
U.S. dollars in thousands (except share and per share data)

	Common stock		Additional paid-in capital	Deficit accumulated during the development stage	Total stockholders' equity (deficit)
	Shares	Amount

Balance as of December 31, 2010	5,295,531	$1	$34,334	$(41,409)	$(7,074)

Issuance of Common stock at $4.54 per share and warrants at $0.46 per share, net	2,624,100	(*)	10,389		10,389
Issuance of Common stock upon conversion of debentures	1,407,898	(*)	5,577		5,577
Exercise of warrants in January through June 2011	311,419	(*)	872	-	872
Stock based compensation related to options and warrants granted to consultants and employees	-	-	211	-	211
Loss	-	-	-	(2,661)	(2,661)

Balance as of June 30, 2011 (Unaudited)	9,638,948	$1	$51,383	$(44,070)	$7,314

(*) Represents an amount lower than $1.

The accompanying notes are an integral part of the interim consolidated financial statements.

MEDGENICS, INC. AND ITS SUBSIDIARY

(A Development Stage Company)

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
U.S. dollars in thousands (except share and per share data)

	Common stock		Additional paid-in capital	Deficit accumulated during the development stage	Total stockholders' equity
	Shares	Amount

Balance as of December 31, 2011	9,722,725	$1	$52,501	$(49,505)	$2,997

Stock based compensation related to issuance of restricted common stock, January 2012	35,000	(*)	55	-	55
Issuance of Common stock to consultants at $4.84 and $8.79 per share, March and June 2012	30,000	(*)	204	-	204
Issuance of Common stock and warrants at $4.90 per share, net, June 2012	1,944,734	(*)	8,407	-	8,407
Exercise of options and warrants, January through June 2012	13,792	(*)	117	-	117
Stock based compensation related to options and warrants granted to consultants and employees	-	-	1,688	-	1,688
Loss	-	-	-	(9,658)	(9,658)

Balance as of June 30, 2012 (Unaudited)	11,746,251	$1	$62,972	$(59,163)	$3,810

(*) Represents an amount lower than $1.

The accompanying notes are an integral part of the interim consolidated financial statements.

MEDGENICS, INC. AND ITS SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS
U.S. dollars in thousands

	Six months ended June 30,		Period from January 27, 2000 (inception) through June 30,
	2012	2011	2012
	Unaudited

CASH FLOWS FROM OPERATING ACTIVITIES:

Loss	$(9,658)	$(2,661)	$(59,592)

Adjustments to reconcile loss to net cash used in operating activities:

Depreciation	72	36	1,153
Loss from disposal of property and equipment	-	-	330
Issuance of shares as consideration for providing security for letter of credit	-	-	16
Stock based compensation related to options, warrants and restricted shares granted to employees, directors and consultants	1,743	211	8,905
Interest and amortization of beneficial conversion feature of convertible note		-	759
Change in fair value of convertible debentures and warrants	3,717	(1,479)	5,359
Accrued severance pay, net	54	24	1,123
Exchange differences on a restricted lease deposit	-	(1)	3
Exchange differences on a long term loan	-	-	3
Increase in trade payables	219	126	1,726
Decrease (increase) in account receivable and prepaid expenses	(580)	629	(1,702)
Increase in other accounts payable and accrued expenses	93	118	1,796

Net cash used in operating activities	(4,340)	(2,997)	(40,121)

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of property and equipment	(45)	(171)	(2,064)
Proceeds from disposal of property and equipment	-	-	173
Increase in restricted lease deposit	(5)	(2)	(60)

Net cash used in investing activities	$(50)	$(173)	$(1,951)

The accompanying notes are an integral part of the interim consolidated financial statements.

MEDGENICS, INC. AND ITS SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS
U.S. dollars in thousands

	Six months ended June 30,		Period from January 27, 2000 (inception) through June 30,
	2012	2011	2012
	Unaudited

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from issuance of shares and warrants, net	$8,407	$10,389	$42,908
Proceeds from exercise of options and warrants, net	28	38	1,039
Repayment of a long-term loan	-	-	(73)
Proceeds from long term loan	-	-	70
Issuance of a convertible debenture and warrants	-	-	7,168

Net cash provided by financing activities	8,435	10,427	51,112

Increase in cash and cash equivalents	4,045	7,257	9,040

Balance of cash and cash equivalents at the beginning of the period	4,995	2,859	-

Balance of cash and cash equivalents at the end of the period	$9,040	$10,116	$9,040

Supplemental disclosure of cash flow information:

Cash paid during the period for:

Interest	$-	$49	$242

Taxes	$31	$-	$129

Supplemental disclosure of non-cash flow information:

Issuance expenses paid with shares	$-	$-	$310

Issuance of Common stock upon conversion of a convertible debentures	$-	$5,577	$8,430

Issuance of Common stock and warrants to consultants	$205	$-	$1,356

Classification of liability in respect of warrants into equity due to the exercise of warrants	$88	$834	$1,219

The accompanying notes are an integral part of the interim consolidated financial statements.

MEDGENICS, INC. AND ITS SUBSIDIARY

(A Development Stage Company)

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share and per share data)

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

On April 13, 2011 the Company completed an Initial Public Offering ("IPO") of its Common stock on the NYSE MKT (formerly NYSE Amex), raising $10,389 in net proceeds.

b.	The Company and the Subsidiary are in the development stage. As reflected in the accompanying financial statements, the Company incurred a loss for the six month period ended June 30, 2012 of $9,658 and had a negative cash flow from operating activities of $4,340 during the six month period ended June 30, 2012. The accumulated deficit as of June 30, 2012 is $59,163. The Company and the Subsidiary have not yet generated revenues from product sale. The Company previously generated income from partnering on development programs and expects to continue to expand its partnering activity. Management’s plans also include seeking additional investments and commercial agreements to continue the operations of the Company and the Subsidiary.

However, there is no assurance that the Company will be successful in its efforts to raise the necessary capital and/or reach such commercial agreements to continue its planned research and development activities. The Company believes that the net proceeds of the private placement (see note 3(b)2), plus Company's existing cash and cash equivalents, should be sufficient to meet its operating and capital requirements into the first quarter of 2013. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments with respect to the carrying amounts of assets and liabilities and their classification that might result from the outcome of this uncertainty.

c.	In April 2012, the Subsidiary received approval for an additional Research and Development program from the Office of the Chief Scientist in Israel (“OCS”) for the period October 2011 through September 2012. The approval allows for a grant of up to approximately $2,100 based on research and development expenses, not funded by others, of up to $3,900. To date, $100 has been received.

MEDGENICS, INC. AND ITS SUBSIDIARY

(A Development Stage Company)

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share and per share data)

NOTE 2:-	SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited interim financial statements of Medgenics, Inc., a development stage company, have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC") and should be read in conjunction with the audited financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2011 (2011 Form 10-K) as filed with the SEC. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements that would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year as reported in the 2011 Form 10-K, have been omitted.

Impact of recently issued accounting standards

a.	In May 2011, the FASB issued ASU 2011-04, "Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs". The new guidance does not extend the use of fair value accounting, but provides guidance on how it should be applied where its use is already required or permitted by other standards within GAAP or International Financial Reporting Standards ("IFRS"). The new guidance also changes the wording used to describe many requirements in GAAP for measuring fair value and for disclosing information about fair value measurements and it clarifies the FASB's intent about the application of existing fair value measurements. The Company adopted the provisions of this new guidance on January 1, 2012. The Company does not expect the adoption of the new provisions to have a material impact on its consolidated financial position, results of operations or cash flows.

b.	On June 16, 2011, the Financial Accounting Standards Board issued ASU No. 2011-05, "Presentation of Comprehensive Income". This standard eliminates the current option to report other comprehensive income and its components in the statement of changes in shareholders’ equity and provides for either a single continuous statement or two separate statements. Both options require companies to present the components of net income and total net income, the components of other comprehensive income along with a total for other comprehensive income. Companies are also required to present reclassification adjustments for items that are reclassified from other comprehensive income to net income within these statements. This standard will be applied retrospectively for fiscal years beginning after December 15, 2011 with early adoption permitted. The disclosure requirements of this standard will not have a material effect on the Company’s results of operations or financial position as the amendment impacts presentation only.

MEDGENICS, INC. AND ITS SUBSIDIARY

(A Development Stage Company)

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share and per share data)

NOTE 3:-	STOCKHOLDERS’ EQUITY

a.	In March 2012, the Company’s Board of Directors approved an amendment to the stock incentive plan increasing the number of shares of Common stock authorized for issuance thereunder to a total of 2,478,571 shares of Common stock, subject to stockholder approval. The Company’s stockholders approved the amendment at the Company’s annual meeting of stockholders on April 3, 2012.

b.	Issuance of shares, stock options and warrants to investors

1.	In January and February 2012, unexercised warrants held by several investors to purchase a total of 34,804 shares of Common stock expired.

2.	In June 2012, the Company completed a private placement transaction in which the Company issued 1,944,734 units with each unit consisting of one share of the Company’s Common stock and a warrant to purchase 0.75 of one share of Common stock. The warrants to purchase 1,458,550 of Common stock were issued with an exercise price of $8.34 per share, will become exercisable on December 15, 2012 (which, if all were exercised in full, would result in the issuance of 1,458,576 shares of Common stock due to the rounding of fractional shares) and will expire on June 18, 2017. In addition, warrants to purchase 194,473 shares of Common stock having an exercise price of $9.17 per share were issued to the placement agent, will become exercisable on December 18, 2012 and will expire on June 18, 2017. Each unit was sold for a purchase price of $4.90 for total gross proceeds of $9,529 or approximately $8,407 in net proceeds after deducting private placement fees of $953 and other offering costs of $169.

.

3.	In May and June 2012, three investors exercised warrants to purchase 46,711 shares of Common stock at an exercise price of $5.37 per share using the cashless exercise method. Using this cashless exercise method, the investors were issued 4,168 shares.

4.	Subsequent to the balance sheet date, in July 2012, 14 investors exercised warrants to purchase 132,860 shares of Common stock at exercise prices ranging from $4.99 to $5.57 per share using the cashless exercise method. Using this cashless exercise method, the investors were issued 84,110 shares. An additional three investors exercised warrants to purchase 6,142 shares of Common stock at exercise prices ranging from $4.54 to $5.57 per share or an aggregate exercise price of $29. In addition, in July and August 2012, 47,500 publicly traded warrants were exercised at an exercise price of $6.00 per share. The cash consideration received was $285.

c.	Issuance of shares, stock options and warrants to employees and directors

1.	In January 2012, the Company granted 15,000 options and 7,000 shares of restricted Common stock to each of 5 non-executive Directors of the Company. These shares of Common stock are restricted in that they may not be disposed of and are not entitled to dividends. 50% of these shares were vested the day after the grant and 50% will vest one year from the grant date. All of the options are for a term of 10 years, vest in three equal installments and have an exercise price of $2.66. These options and restricted Common stock were granted under the stock incentive plan.

2.	In April 2012, the Company granted to the Company’s employees 47,254 options exercisable at a price of $5.13 per share. The options have a 10 year term and vest in four equal annual tranches. The options were granted under the stock incentive plan.

MEDGENICS, INC. AND ITS SUBSIDIARY

(A Development Stage Company)

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share and per share data)

NOTE 3:-	STOCKHOLDERS’ EQUITY (CONT.)

c.	Issuance of shares, stock options and warrants to employees and directors (cont.)

3.	In May 2012, unexercised options held by an employee to purchase 42,783 shares of Common stock expired.

4.	In June 2012, the Chief Executive Officer of the Company transferred by gift 16,200 warrants with an exercise price of $2.49 per share to four individuals who are not immediate family.

5.	In June 2012, a Director of the Company exercised options to purchase 4,286 shares of Common stock at an exercise price of $6.55 per share or an aggregate exercise price of $28.

6.	In June 2012, an employee exercised options to purchase 6,723 shares of Common stock at an exercise price of $5.47 per share using the cashless exercise method. The employee was issued 2,433 shares as a result of the option exercise.

7.	In June 2012, the Company granted the Chairman of the Board of the Company 900,000 options exercisable at a price of $10.80 per share. The options have a 5 year term. 300,000 options vested immediately upon approval of the listing application by the NYSE MKT and half of the remaining 600,000 options will vest on each of June 30, 2013 and June 30, 2014. The total compensation of $3,975 will be recognized over the vesting period. The Company recorded an expense in the amount of $1,325 during the current period. These options were granted outside of the stock incentive plan.

8.	Subsequent to the balance sheet date, in July 2012, three employees exercised options to purchase 32,793 shares of Common stock at exercise prices ranging from $5.42 to $8.19 per share using the cashless exercise method. Using this cashless exercise method, the employees were issued 16,857 shares.

9.	Subsequent to the balance sheet date, in July 2012, the Company granted to an employee 20,000 options exercisable at a price of $14.50 per share. The options have a 10 year term and vest in four equal annual tranches. The options were granted under the stock incentive plan.

10.	In December 2010, the Company granted the Executive Chairman of the Board of the Company 57,142 shares of restricted Common stock in compensation for his services in his new role as the Executive Chairman of the Board of the Company. These shares of Common stock are restricted in that they may not be disposed of and are not entitled to dividends. These restrictions will be removed in relation to 14,285 shares of Common stock on each of October 18, 2012 and October 18, 2013 and the final 28,572 shares of Common stock on October 18, 2014. The value of these restricted shares of Common stock, $285, was based on the fair value at the grant date and is being recognized as an expense using the straight line method. The Company recorded expenses in the amount of $37 in the six months ended June 30, 2012.

MEDGENICS, INC. AND ITS SUBSIDIARY

(A Development Stage Company)

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share and per share data)

NOTE 3:-	STOCKHOLDERS’ EQUITY (CONT.)

c.	Issuance of shares, stock options and warrants to employees and directors (cont.)

A summary of the Company’s activity for restricted shares granted to employees and directors is as follows:

	Six months ended June 30, 2012
Restricted shares	Outstanding	Exercisable

Number of restricted shares as of December 31, 2011	57,142	-

Granted	35,000	17,500

Number of restricted shares as of June 30, 2012	92,142	17,500

11.	A summary of the Company’s activity for options and warrants granted to employees and directors is as follows:

	Six months ended June 30, 2012
	Number of options and warrants	Weighted average exercise price	Weighted average remaining contractual terms (years)	Aggregate intrinsic value price

Outstanding at December 31, 2011	2,078,788	$4.17

Granted	1,022,254	9.94
Expired	(42,783)	4.10
Exercised	(11,009)	5.89
Given by the CEO to Investors	(16,200)	2.49
Outstanding at June 30, 2012	3,031,050	$6.12	4.90	$14,171

Exercisable at June 30, 2012	1,859,788	$5.01	3.58	$10,773

Vested and expected to vest at June 30, 2012	2,972,487	$6.09	4.85	$14,001

 As of June 30, 2012, there was $713 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted to employees. That cost is expected to be recognized over a weighted-average period of 2.8 years.

The aggregate intrinsic value represents the total intrinsic value (the difference between the Company’s Common share fair value as of June 30, 2012 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on June 30, 2012.

Calculation of aggregate intrinsic value is based on the share price of the Company’s Common stock as of June 30, 2012 ($10.80 per share, as reported on the NYSE MKT (formerly NYSE Amex)).

MEDGENICS, INC. AND ITS SUBSIDIARY

(A Development Stage Company)

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share and per share data)

NOTE 3:-	STOCKHOLDERS’ EQUITY (CONT.)

d.	Issuance of shares, stock options and warrants to consultants

1.	In March 2012, the Company issued 15,000 shares of Common stock to a consultant. Total compensation, measured as the grant date fair market value of the stock, amounted to $73 and was recorded as an operating expense in the statement of operations.

2.	In April 2012, the Company granted options to purchase 15,280 shares of Common stock at an exercise price of $5.13 per share to a consultant. The options have a 10 year term and vest in three equal annual tranches. The options were granted under the stock incentive plan.

3.	In May 2012, two consultants exercised warrants to purchase 4,937 shares of Common stock at an exercise price of $5.37 per share using the cashless exercise method. Using this cashless exercise method, the consultants were issued 505 shares.

4.	In June 2012, the Company granted options to purchase 25,000 shares of Common stock at an exercise price of $6.86 per share to each of two consultants. The options have a 10 year term and vest in three equal annual tranches. The options were granted under the stock incentive plan. In addition, in June 2012, the Company issued 194,473 warrants to the placement agent for its June 2012 private placement. See note 3(b)2.

5.	In June 2012, the Company issued 15,000 shares of Common stock to a consultant. Total compensation, measured as the grant date fair market value of the stock, amounted to $131 and was recorded as an operating expense in the statement of operations.

6.	In June 2012, a consultant exercised warrants to purchase 1,188 shares of Common stock at an exercise price of $5.32 per share and 143 shares of Common stock at an exercise price of $5.19 per share using the cashless exercise method. Using this cashless exercise method, the consultant was issued 363 shares. In addition, a consultant exercised warrants to purchase 4,675 shares of Common stock at an exercise price of $4.99 per share using the cashless exercise method. Using this cashless exercise method, the consultant was issued 2,037 shares.

7.	Subsequent to the balance sheet date, in July 2012, the Company granted options to purchase 5,646 shares of Common stock at an exercise price of $14.50 per share to each of two consultants. The options have a 10 year term and vest in three equal annual tranches. The options were granted under the stock incentive plan.

8.	Subsequent to the balance sheet date, in July and August 2012, seven consultants exercised warrants to purchase 13,786 shares of Common stock at exercise prices ranging from $5.19 to $5.32 per share using the cashless exercise method. Using this cashless exercise method, the consultants were issued 8,523 shares. In addition, in August 2012, a consultant exercised warrants to purchase 75,000 shares of Common stock at an exercise price of $4.80 per share or an aggregate exercise price of $360.

MEDGENICS, INC. AND ITS SUBSIDIARY

(A Development Stage Company)

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share and per share data)

NOTE 3:-	STOCKHOLDERS’ EQUITY (CONT.)

d.	Issuance of shares, stock options and warrants to consultants (cont.)

9.	A summary of the Company's activity for warrants and options granted to consultants under the stock incentive plan is as follows:

	Six months ended June 30, 2012
	Number of options and warrants	Weighted average exercise price	Weighted average remaining contractual terms (years)	Aggregate intrinsic value price

Outstanding at December 31, 2011	540,338	$5.49

Granted	259,753	8.49
Exercised	(10,943)	5.20
Outstanding at June 30, 2012	789,148	$6.47	4.23	$3,413

Exercisable at June 30, 2012	472,096	$5.30	2.72	$2,598

As of June 30, 2012, there was $51 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted to consultants under the Company's stock incentive plan. That cost is expected to be recognized over a weighted-average period of 1.4 years.

Calculation of aggregate intrinsic value is based on the share price of the Company’s Common stock as of June 30, 2012 ($10.80 per share, as reported on the NYSE MKT (formerly NYSE Amex)).

e.	Compensation expenses

Compensation expense related to shares, warrants and options granted to employees, directors and consultants was recorded in the Statement of Operations in the following line items:

	Six months ended June 30,		Three months ended June 30,
	2012	2011	2012	2011

Research and development expenses	$98	$55	$72	$25
General and administrative expenses	1,849	156	1,626	98

	$1,947	$211	$1,698	$123

MEDGENICS, INC. AND ITS SUBSIDIARY

(A Development Stage Company)

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share and per share data)

NOTE 3:-	STOCKHOLDERS’ EQUITY (CONT.)

f.	Summary of options and warrants:

A summary of all the options and warrants outstanding as of June 30, 2012 is presented in the following table:

	As of June 30, 2012
Options / Warrants	Exercise Price per Share ($)	Options and Warrants Outstanding	Options and Warrants Exercisable	Weighted Average Remaining Contractual Terms (in years)

Options:

Granted to Employees and Directors	2.49	182,806	182,806	3.8
	2.66	75,000	-	9.5
	3.14	244,857	35,000	9.4
	3.64	40,000	-	9.0
	3.86	11,429	-	9.2
	5.13	47,254	-	9.8
	5.47	42,813	42,813	1.0
	6.55	47,142	12,857	8.5
	7.35	332,046	332,046	0.4
	8.19	218,713	65,275	8.2
	10.80	900,000	300,000	5.0
		2,142,060	970,797

Granted to Consultants	4.20	19,354	12,903	2.4
	5.13	15,280	-	9.8
	5.47	19,354	19,354	1.3
	6.65	38,136	12,712	8.4
	6.86	50,000	-	10.0
	7.35	46,045	46,045	0.4
	8.19	38,136	12,712	8.2
		262,305	103,726

Total Options		2,368,365	1,074,523

MEDGENICS, INC. AND ITS SUBSIDIARY

(A Development Stage Company)

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share and per share data)

NOTE 3:-	STOCKHOLDERS’ EQUITY (CONT.)

f.	Summary of options and warrants (cont.):

	As of June 30, 2012
Options / Warrants	Exercise Price per Share ($)	Options and Warrants Outstanding	Options and Warrants Exercisable	Weighted Average Remaining Contractual Terms (in years)

Warrants:

Granted to Employees and Directors	2.49	888,990	888,990	3.8

Granted to Consultants	3.19	11,370	11,370	3.2
	4.01	50,000	50,000	4.0
	4.80	150,000	150,000	4.1
	4.99	6,635	6,635	3.8
	5.19	16,579	16,579	0.4
	5.32	31,637	31,637	0.2
	5.57	102,149	102,149	1.1
	9.17	194,473	-	4.9
		562,843	368,370

Granted to Investors	0.0002	35,922	35,922	3.8
	2.49	16,200	16,200	3.8
	4.58	428,571	428,571	3.2
	4.99	73,383	73,383	3.8
	5.32	119,421	119,421	0.3
	5.57	50,721	50,721	0.4
	6.00	2,829,000	2,829,000	3.8
	8.34	1,458,550	-	4.9
		5,011,768	3,553,218

Total Warrants		6,463,601	4,810,578

Total Options and Warrants		8,831,966	5,885,101

MEDGENICS, INC. AND ITS SUBSIDIARY

(A Development Stage Company)

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share and per share data)

NOTE 4:-	FAIR VALUE MEASURMENTS

The Company adopted the provision of ASC 820, "Fair Value Measurements and Disclosures" ("ASC 820") on January 1, 2008. ASC 820 defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact and consider assumptions that market participants would use when pricing the asset or liability, such as inherent risk, transfer restrictions and risk of nonperformance.

ASC 820 also establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. A financial instrument's categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. ASC 820 establishes three levels of inputs that may be used to measure fair value:

Level 1 - quoted prices in active markets for identical assets or liabilities;

Level 2 - inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices in active markets for similar assets or liabilities, quoted prices for identical or similar assets or liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities; or

Level 3 - unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The Company classified certain warrants issued to investors through the years 2006 and 2007 and warrants issued to the purchasers of the 2010 Convertible Debentures as a liability and measure them at fair value according to ASC 815-40-15-7I.

The changes in level 3 liabilities measured at fair value on a recurring basis:

Fair value of liability in respect of warrants

Balance as of December 31, 2010	$3,670

Change in fair value of the liability in respect of warrants	(3,192)

Balance as of December 31, 2011	478

Change in fair value of the liability in respect of warrants	3,629

Balance as of June 30, 2012 (unaudited)	$4,107

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

We have generated significant losses to date, and we expect to continue to generate losses as we progress towards the commercialization of our product candidates.  We have incurred net losses of approximately $9.7 million and $59.6 million for six month period ended June 30, 2012 and for the period from inception through June 30, 2012, respectively. As of June 30, 2012, we had stockholders’ equity of approximately $3.8 million.  We are unable to predict the extent of any future losses or when we will become profitable, if at all.

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

On June 18, 2012, we completed a private placement transaction in which we issued an aggregate of 1,944,734 units with each unit consisting of one share of our common stock and a warrant to purchase 0.75 shares of our common stock. The warrants to purchase an aggregate of 1,458,550 shares of common stock were issued with an exercise price of $8.34 per share, will become exercisable on December 15, 2012 (which, if all were exercised in full, would result in the issuance of 1,458,576 shares of common stock due to the rounding of fractional shares) and will expire on June 18, 2017. In addition, warrants to purchase 194,473 shares of our common stock having an exercise price of $9.17 per share were issued to the placement agent, will become exercisable on December 18, 2012 and will expire on June 18, 2017. Each unit was sold for a purchase price of $4.90 for total gross proceeds of approximately $9.53 million, or approximately $8.41 million in net proceeds after deducting private placement fees of $0.95 million and other offering costs of $0.17 million.

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

Conducting a significant amount of development is central to our business model. Through June 30, 2012, we incurred approximately $33.7 million in gross research and development expenses since our inception on January 27, 2000. Product candidates in later-stage clinical development generally have higher development costs than those in earlier stages of development, primarily due to the significantly increased size and duration of the clinical trials. We plan to increase our research and development expenses for the foreseeable future in order to complete development of our two most advanced product candidates, the EPODURE Biopump and the INFRADURE Biopump, and our earlier-stage research and development projects including our HEMODURE Biopump producing Factor VIII.

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

General and Administrative Expense

General and administrative expense consists primarily of salaries and other related costs, including stock-based compensation expense, for persons serving in our executive, finance and accounting functions. Other general and administrative expense includes facility-related costs not otherwise included in research and development expense, costs associated with conferences and industry shows, and professional fees for legal services and accounting services. We expect that our general and administrative expenses will increase as we add personnel and increase our activities. Since our inception on January 27, 2000 through June 30, 2012, we have recorded approximately $30.5 million in general and administrative expense.

Other Income

We have not generated any product revenue since our inception, but, in connection with our first collaboration agreement, we received $3.97 million from Baxter Healthcare during 2009 through 2011 of which $2.9 million was recognized as other income. To date, we have funded our operations primarily through equity and debt financings and funding from the Israeli OCS. If our product development efforts result in clinical success, regulatory approval and successful commercialization of any of our products, we would expect to generate revenue from sales or licenses of any such products.

Financial Income and Expense

Financial expense consists primarily of interest and amortization of beneficial conversion feature of convertible note, convertible debentures valuations and interest incurred on debentures.

Interest income consists primarily of warrant valuations and interest earned on our cash and cash equivalents and marketable securities.

Results of Operations for the Six Months Ended June 30, 2012 and 2011

Research and Development Expenses, net

Gross research and development expenses for the six months ended June 30, 2012 were $3.23 million, increasing from $2.72 million for the same period in 2011 due to an increase in the use of materials and sub-contractors in connection with preparations for our planned phase II EPODURE clinical trials in Israel and the United States, and preparations for the trials of INFRADURE in Israel, as well as an increase in research and development personnel.

Research and development expenses, net for the six months ended June 30, 2012 were $1.75 million, decreasing from $2.22 million for the same period in 2011. The decrease in the research and development expenses, net was due to the participation by the OCS of $1.49 million in the six months ended June 30, 2012 compared with $0.50 million for the same period in 2011, which was partially offset by the increase in the gross research and development expenses as detailed above.

General and Administrative Expenses

General and administrative expenses for the six months ended June 30, 2012 were $4.13 million, increasing from $1.83 million for the same period in 2011 primarily due to increased legal fees and professional services, increased activities in the United States and stock-based compensation expenses related to equity granted to consultants and to the newly appointed Chairman of the Board.

Financial Income and Expenses

Financial expenses for the six months ended June 30, 2012 were $3.77 million, increasing from $0.13 million for the same period in 2011. This increase of $3.64 million was mainly due to the change in valuation of the warrant liability.

Financial income for the six months ended June 30, 2012 was de minimis, decreasing from $1.52 million for the same period in 2011. The decrease of approximately $1.52 million was primarily due to the change in valuation of the warrant liability.

Results of Operations for the Three Months Ended June 30, 2012 and 2011

Research and Development Expenses, net

Gross research and development expenses for the three months ended June 30, 2012 were $1.64 million, increasing from $1.54 million for the same period in 2011 due to an increase in the use of materials and sub-contractors in connection with preparations for our planned phase II EPODURE clinical trials in Israel and the United States, and preparations for the trials of INFRADURE in Israel, as well as an increase in research and development personnel.

Research and development expenses, net for the three months ended June 30, 2012 were $1.18 million, increasing from $1.04 million for the same period in 2011. The increase in the research and development expenses, net was mainly due to the increase in the gross research and development expenses as detailed above.

General and Administrative Expenses

General and administrative expenses for the three months ended June 30, 2012 were $2.77 million, increasing from $1.05 million for the same period in 2011 primarily due to increased legal fees and professional services, increased activities in the United States and stock-based compensation expenses related to equity granted to consultants and to the newly appointed Chairman of the Board.

Financial Income and Expenses

Financial expenses for the three months ended June 30, 2012 were $2.97 million, increasing from $0.23 million for the same period in 2011. This increase was mainly due to the change in valuation of the warrant liability.

Financial income for the three months ended June 30, 2012 was $0.02 million, increasing from a de minimis amount for the same period in 2011. Financial income is mainly due to the change in foreign currency exchange rates.

Liquidity and Capital Resources

Sources of Liquidity

We have financed our operations primarily through a combination of equity issues, debt issues and grants from the OCS and other third parties.

We recorded $6.78 million from inception through June 30, 2012 in development grants from the OCS, of which $1.49 million was recorded during the six months ended June 30, 2012.

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

On June 18, 2012, we completed a private placement transaction in which we issued an aggregate of 1,944,734 units with each unit consisting of one share of our common stock and a warrant to purchase 0.75 shares of our common stock. The warrants to purchase an aggregate of 1,458,550 shares of common stock were issued with an exercise price of $8.34 per share, will become exercisable on December 15, 2012 (which, if all were exercised in full, would result in the issuance of 1,458,576 shares of common stock due to the rounding of fractional shares) and will expire on June 18, 2017. In addition, warrants to purchase 194,473 shares of our common stock having an exercise price of $9.17 per share were issued to the placement agent, will become exercisable on December 18, 2012 and will expire on June 18, 2017. Each unit was sold for a purchase price of $4.90 for total gross proceeds of approximately $9.53 million, or approximately $8.41 million in net proceeds after deducting private placement fees of $0.95 million and other offering costs of $0.17 million.

Cash Flows

We had cash and cash equivalents of $9.04 million at June 30, 2012 and $5.0 million at December 31, 2011. The increase in our cash balance during the six months ended June 30, 2012 was primarily the result of the private placement transaction completed in June 2012.

Net cash used in operating activities of $4.34 million for the six months ended June 30, 2012 and $3.00 million for the six months ended June 30, 2011 primarily reflected our cash expenses for our operations. The increase in the net cash used in operating activities is due to an increase in operating activity.

Net cash used in investing activities of $0.05 million for the six months ended June 30, 2012 and $0.17 million for the six months ended June 30, 2011 relates mainly to our purchases of property and equipment.

Net cash provided by financing activities was $8.44 million and $10.43 million for the six months ended June 30, 2012 and June 30, 2011, respectively. Our cash flows from financing activities during the six months ended June 30, 2012 were primarily proceeds from the private placement transaction in June 2012 while our cash flows from financing activities during the six months ended June 30, 2011 were primarily proceeds from the IPO.

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

Without taking into account any revenue we may receive as a result of licensing or other commercialization agreements we are pursuing, we believe that the net proceeds we received from our private placement transaction completed in June 2012, plus our existing cash and cash equivalents, will be sufficient to enable us to fund our operating expenses and capital expenditure requirements into the first quarter of 2013. We have based this estimate on assumptions that may prove to be wrong and we could use our available resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our current and anticipated clinical trials.

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

Absent significant corporate collaboration and licensing arrangements, we will need to finance our future cash needs through public or private equity offerings, or debt financings in the near term. We do not currently have any commitments for future external funding. If the trading price of our common stock remains above $6.00 per share, we anticipate receiving cash exercise proceeds upon the exercise of our outstanding warrants, primarily the warrants issued in the IPO which have a current exercise price of $6.00 per share (the “IPO Warrants”), over the next three and a half years. To date, we have received gross proceeds of approximately $0.28 million upon the exercise of the IPO warrants. We may also seek to sell additional equity or debt securities or obtain a bank credit facility. The sale of additional equity or debt securities, if convertible, could result in dilution to our stockholders. The incurrence of indebtedness would result in increased fixed obligations and could also result in covenants that would restrict our operations.

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

During the six months ended June 30, 2011, we recorded financial income of $0.04 million to reflect the decrease in the fair value of the convertible debentures. We did not record comparable income during the six months ended June 30, 2012 because all of the convertible debentures were converted to common stock on the closing date of the IPO (April 13, 2011).

Liability in Respect of Warrants

In 2010 we issued warrants with an exercise price that is subject to downward adjustment. In addition, in 2006 and 2007, we issued warrants that included price protection in the event of sales of securities below the then current exercise price. In accordance with Accounting Standards Codification No. 815-40-15-7I, we classified these warrants as a liability at their fair value. The warrants liability will be remeasured at each reporting period until exercised or expired. The increase in the fair value of the warrants during the six months ended June 30, 2012 of $3.72 million and the decrease in the fair value of the warrants during the six months ended June 30, 2011 of $1.52 million are reported in the Statements of Operations as financial expense or income, respectively.

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

For the purpose of valuing options and warrants during the six months ended June 30, 2012 and 2011, we used the Binomial options pricing model. To determine the risk-free interest rate, we utilized the U.S. Treasury yield curve in effect at the time of grant with a term consistent with the expected term of our awards. We estimated the expected life of the options granted based on anticipated exercises in the future periods assuming the success of our business model as currently forecast. The expected dividend yield reflects our current and expected future policy for dividends on our common stock. The expected stock price volatility for our stock options was calculated by examining historical volatilities for publicly traded industry peers as we do not have sufficient trading history for our common stock. We will continue to analyze the expected stock price volatility and expected term assumptions as more historical data for our common stock becomes available. Given the senior nature of the roles of our employees, directors and officers, we currently estimate that we will experience no forfeitures for those options currently outstanding.

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

In 2007, we signed an agreement with Baylor College of Medicine (BCM) whereby BCM granted us a non-exclusive worldwide license to use, market, sell, lease and import certain technology (BCM technology), by way of any product process or service that incorporates, utilizes or is made with the use of the BCM technology. In consideration we agreed to pay BCM the following amounts:

•	a one time, non-refundable license fee of $25,000 which was paid in 2007;
•	an annual non-refundable maintenance fee of $20,000;
•	a one-time milestone payment of $75,000 upon FDA clearance or equivalent of clearance for therapeutic use (as of June 30, 2012, we have not achieved FDA clearance); and
•	an installment of $25,000 upon our executing any sublicenses in respect of the BCM technology.

All payments to BCM are recorded as research and development expenses. The license agreement will expire (unless terminated earlier for default or by us at our discretion) on the first day following the tenth anniversary of our first commercial sale of licensed products. After termination, we will have a perpetual, royalty free license to the BCM technology.

Under agreements with the OCS in Israel regarding research and development projects, our Israeli subsidiary is committed to pay royalties to the OCS at rates between 3.5% and 5% of the income resulting from this research and development, at an amount not to exceed the amount of the grants received by our subsidiary as participation in the research and development program, plus interest at LIBOR. The obligation to pay these royalties is contingent on actual income and in the absence of such income no payment is required. As of June 30, 2012, the aggregate contingent liability amounted to approximately $6.8 million.

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

The exclusive worldwide license from Michigan is expected to expire in 2026 upon the expiration of the last to expire of the patent rights licensed. As of June 30, 2012, we have paid the initial license fee and patent maintenance costs. No royalties or sublicense fees have yet accrued. Additionally, we cannot estimate when we will begin selling any products that would require us to make any such royalty payments. Whether we will be obligated to make royalty payments in the future is subject to the success of our product development efforts and, accordingly, is inherently uncertain.

ITEM 3 — Quantitative and Qualitative Disclosures about Market Risk

Not required.

ITEM 4 — Controls and Procedures

Evaluation of disclosure controls and procedures

As required by Exchange Act Rule 13a-15(b), in connection with the filing of this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2012, the end of the period covered by this report.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

 ITEM 2 — Unregistered Sale of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

In the three months ended June 30, 2012, the following securities were sold by us without registration under the Securities Act in transactions which have not been previously described in a Current Report on Form 8-K. The securities described below were deemed exempt from registration under the Securities Act in reliance upon Section 4(2) of the Securities Act and Regulation D thereunder. There were no underwriters employed in connection with any of these transactions.

Common Stock Issued Directly

In June 2012, we issued 15,000 shares of common stock to a consultant in compensation for investor relation services.

Common Stock Issued Upon Exercise of Outstanding Warrants and Options

In May 2012, two consultants exercised warrants to purchase 4,937 shares of common stock at an exercise price of $5.37 per share using the cashless exercise method. Using this cashless exercise method, the consultants were issued 505 shares.

In May and June 2012, three investors exercised warrants to purchase 46,711 shares of common stock at an exercise price of $5.37 per share using the cashless exercise method. Using this cashless exercise method, the investors were issued 4,168 shares.

In June 2012, a director of our company exercised options to purchase 4,286 shares of common stock at an exercise price of $6.55 per share, or an aggregate exercise price of approximately $28 thousand.

In June 2012, an employee exercised options to purchase 6,723 shares of common stock at an exercise price of $5.47 per share using the cashless exercise method. The employee was issued 2,433 shares as a result of the option exercise.

In June 2012, a consultant exercised warrants to purchase 1,188 shares of common stock at an exercise price of $5.32 per share and 143 shares of common stock at an exercise price of $5.19 per share, each using the cashless exercise method. Using this cashless exercise method, the consultant was issued 363 shares. In addition, a consultant exercised warrants to purchase 4,675 shares of common stock at an exercise price of $4.99 per share using the cashless exercise method. Using this cashless exercise method, the consultant was issued 2,037 shares.

Options and Warrants Issued

In April 2012, we granted options to employees to purchase an aggregate of 47,254 shares of common stock exercisable at a price of $5.13 per share. The options have a 10 year term and vest in four equal annual tranches. The options were granted under our stock incentive plan.

In April 2012, we granted options to a consultant to purchase 15,280 shares of common stock exercisable at a price of $5.13 per share. The options have a 10 year term and vest in three equal annual tranches. The options were granted under our stock incentive plan.

In June 2012, we granted options to our newly appointed Chairman of the Board to purchase 900,000 shares of common stock exercisable at a price of $10.80 per share. The options have a 5 year term. Options to purchase 300,000 shares vested on July 19, 2012 and half of the remaining 600,000 options will vest on each of June 30, 2013 and June 30, 2014. These options were granted outside of our stock incentive plan.

In June 2012, we granted options to each of two consultants to purchase 25,000 shares of common stock at an exercise price of $6.86 per share. The options have a 10 year term and vest in three equal annual tranches. The options were granted under our stock incentive plan.

Use of Proceeds from Registered Securities

On April 7, 2011, a registration statement on Form S-1 (File No. 333-170425) relating to our initial public offering in the United States was declared effective by the SEC.  In this offering, we sold a total of 2,624,100 shares of common stock and 2,829,000 warrants for net proceeds of approximately $10.39 million. From the effective date of the registration statement through June 30, 2012, all of the net proceeds from this offering have been used for research and development, clinical trials, working capital and general corporate purposes, including the payment of regular compensation to our directors and officers. There was no material change in the use of proceeds from this offering from that described in the final prospectus dated April 7, 2011 filed by us with the SEC pursuant to Rule 424(b).

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 3 — Defaults Upon Senior Securities

None.

ITEM 4 — Mine Safety Disclosures

Not applicable.

ITEM 5 — Other Information

None.

ITEM 6 — Exhibits

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation (previously filed as Exhibit 3.1 to the Company’s Registration Statement on Form S-1 filed November 5, 2010 (File No. 333-170425) and incorporated herein by reference).

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation dated as of June 4, 2009 (previously filed as Exhibit 3.2 to the Company’s Registration Statement on Form S-1 filed November 5, 2010 (File No. 333-170425) and incorporated herein by reference).

3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation dated as of February 14, 2011 (previously filed as Exhibit 4.3 to the Company’s Post-Effective Amendment No. 1 to Form S-1 on Form S-3 filed July 16, 2012 (File No. 333-170425) and incorporated herein by reference).

3.4	Second Amended and Restated By-Laws (previously filed as Exhibit 3.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 (File No. 001-35112) and incorporated herein by reference).

10.1	Form of Subscription Agreement, dated as of June 18, 2012, between Medgenics, Inc. and the Subscriber named therein (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 19, 2012 (File No. 001-35112) and incorporated herein by reference).

10.2	Form of Warrant Certificate, dated as of June 18, 2012 (previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed June 19, 2012 (File No. 001-35112) and incorporated herein by reference).

10.3	Warrant Agreement, dated as of June 18, 2012, between Medgenics, Inc. and Corporate Stock Transfer, Inc., as warrant agent (previously filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed June 19, 2012 (File No. 001-35112) and incorporated herein by reference).

10.4	Common Stock Purchase Warrant, dated as of June 18, 2012, issued to Maxim Partners LLC (previously filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed June 19, 2012 (File No. 001-35112) and incorporated herein by reference).

10.5	Registration Rights Agreement, dated as of June 18, 2012, by and among Medgenics, Inc. and the investors party thereto (previously filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K filed June 19, 2012 (File No. 001-35112) and incorporated herein by reference).

10.6	First Amendment to Consulting Services Agreement, dated as of April 1, 2012, between Medgenics, Inc. and Eugene A. Bauer (filed herewith).

10.7	Medgenics, Inc. Non-Qualified Stock Option Award Terms between Medgenics, Inc. and Sol J. Barer (previously filed as Exhibit 4.7 to the Company’s Registration Statement on Form S-8 filed August 1, 2012 (File No. 333-182992) and incorporated herein by reference).

10.8	Director Appointment Letter, dated as of August 6, 2012, between Medgenics, Inc. and Sol J. Barer (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K/A filed August 8, 2012 (File No. 001-35112) and incorporated herein by reference).

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101	Interactive Data File.*

* To be filed within 30 days in accordance with Rule 405(a)(2) of Regulation S-T.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEDGENICS, INC.

Date: August 13, 2012	By:	/s/ Andrew L. Pearlman
Andrew L. Pearlman
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 13, 2012	By:	/s/ Phyllis K. Bellin
Phyllis K. Bellin
Vice President – Administration
(Principal Accounting and Financial Officer)

