Form 10-Q/A
period 2012-06-30
MEDGENICS, INC.
filed 2012-09-04
CIK 1138776

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 on Form 10-Q/A to Medgenics, Inc.’s quarterly report on Form 10-Q for the period ended June 30, 2012, filed with the Securities and Exchange Commission on August 13, 2012, is solely to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T.  Exhibit 101 consists of the following materials from Medgenics, Inc.’s Form 10-Q, formatted in XBRL (eXtensible Business Reporting Language):

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extention Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

No other changes have been made to the original Form 10-Q.  This Amendment No. 1 speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

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

PART II — OTHER INFORMATION

ITEM 6 — Exhibits

Exhibit No.	Description

3.1*	Amended and Restated Certificate of Incorporation (previously filed as Exhibit 3.1 to the Company’s Registration Statement on Form S-1 filed November 5, 2010 (File No. 333-170425) and incorporated herein by reference).

3.2*	Certificate of Amendment to Amended and Restated Certificate of Incorporation dated as of June 4, 2009 (previously filed as Exhibit 3.2 to the Company’s Registration Statement on Form S-1 filed November 5, 2010 (File No. 333-170425) and incorporated herein by reference).

3.3*	Certificate of Amendment to Amended and Restated Certificate of Incorporation dated as of February 14, 2011 (previously filed as Exhibit 4.3 to the Company’s Post-Effective Amendment No. 1 to Form S-1 on Form S-3 filed July 16, 2012 (File No. 333-170425) and incorporated herein by reference).

3.4*	Second Amended and Restated By-Laws (previously filed as Exhibit 3.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 (File No. 001-35112) and incorporated herein by reference).

10.1*	Form of Subscription Agreement, dated as of June 18, 2012, between Medgenics, Inc. and the Subscriber named therein (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 19, 2012 (File No. 001-35112) and incorporated herein by reference).

10.2*	Form of Warrant Certificate, dated as of June 18, 2012 (previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed June 19, 2012 (File No. 001-35112) and incorporated herein by reference).

10.3*	Warrant Agreement, dated as of June 18, 2012, between Medgenics, Inc. and Corporate Stock Transfer, Inc., as warrant agent (previously filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed June 19, 2012 (File No. 001-35112) and incorporated herein by reference).

10.4*	Common Stock Purchase Warrant, dated as of June 18, 2012, issued to Maxim Partners LLC (previously filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed June 19, 2012 (File No. 001-35112) and incorporated herein by reference).

10.5*	Registration Rights Agreement, dated as of June 18, 2012, by and among Medgenics, Inc. and the investors party thereto (previously filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K filed June 19, 2012 (File No. 001-35112) and incorporated herein by reference).

10.6*	First Amendment to Consulting Services Agreement, dated as of April 1, 2012, between Medgenics, Inc. and Eugene A. Bauer (filed herewith).

10.7*	Medgenics, Inc. Non-Qualified Stock Option Award Terms between Medgenics, Inc. and Sol J. Barer (previously filed as Exhibit 4.7 to the Company’s Registration Statement on Form S-8 filed August 1, 2012 (File No. 333-182992) and incorporated herein by reference).

10.8*	Director Appointment Letter, dated as of August 6, 2012, between Medgenics, Inc. and Sol J. Barer (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K/A filed August 8, 2012 (File No. 001-35112) and incorporated herein by reference).

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101**	Interactive Data File.

____________

* Previously filed or furnished as an exhibit to Medgenics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012.

** Furnished with this Form 10-Q/A.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEDGENICS, INC.

Date: September 4, 2012	By:	/s/ Andrew L. Pearlman
Andrew L. Pearlman
President and Chief Executive Officer
(Principal Executive Officer)

Date: September 4, 2012	By:	/s/ Phyllis K. Bellin
Phyllis K. Bellin
Vice President – Administration
(Principal Accounting and Financial Officer)