Form 10-Q
period 2013-03-31
MEDGENICS, INC.
filed 2013-05-09
CIK 1138776

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 001-35112

Medgenics, Inc.

(Exact name of registrant as specified in its charter)

Delaware	98-0217544
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

555 California Street, Suite 365, San Francisco, CA	94104
(Address of Principal Executive Offices)	(Zip Code)

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

As of May 6, 2013, the registrant had 18,481,308 shares of common stock, $0.0001 par value, outstanding.

MEDGENICS, INC.

PART I — FINANCIAL INFORMATION

ITEM 1 — Financial Statements

MEDGENICS, INC. AND ITS SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS
U.S. dollars in thousands

	March 31,	December 31,
	2013	2012
	Unaudited
ASSETS

CURRENT ASSETS:

Cash and cash equivalents	$32,463	$6,431
Accounts receivable and prepaid expenses	572	539

Total current assets	33,035	6,970

LONG-TERM ASSETS:

Restricted lease deposits	45	62
Severance pay fund	229	283

Total long-term assets	274	345

PROPERTY AND EQUIPMENT, NET	350	352

DEFERRED ISSUANCE EXPENSES	-	40

Total assets	$33,659	$7,707

The accompanying notes are an integral part of the interim consolidated financial statements.

MEDGENICS, INC. AND ITS SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS
U.S. dollars in thousands (except share and per share data)

	March 31,	December 31,
	2013	2012
	Unaudited
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

Trade payables	$951	$877
Other accounts payable and accrued expenses	1,718	1,473

Total current liabilities	2,669	2,350

LONG-TERM LIABILITIES:

Accrued severance pay	1,429	1,492
Liability in respect of warrants	1,017	1,931

Total long-term liabilities	2,446	3,423

Total liabilities	5,115	5,773

STOCKHOLDERS' EQUITY:

Common stock - $0.0001 par value; 100,000,000 shares authorized; 18,481,308 shares and 12,307,808 shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively	2	1
Additional paid-in capital	96,797	66,509
Deficit accumulated during the development stage	(68,255)	(64,576)

Total stockholders' equity	28,544	1,934

Total liabilities and stockholders' equity	$33,659	$7,707

The accompanying notes are an integral part of the interim consolidated financial statements.

MEDGENICS, INC. AND ITS SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS
U.S. dollars in thousands (except share and per share data)

	Three months ended March 31,		Period from January 27, 2000 (inception) through March 31,
	2013	2012	2013
	Unaudited

Research and development expenses	$2,031	$1,592	$39,660

Less - Participation by the Office of the Chief Scientist	-	(1,022)	(7,049)
U.S. Government grant		-	(244)
Participation by third party	-	-	(1,067)

Research and development expenses, net	2,031	570	31,300

General and administrative expenses	2,546	1,359	36,141

Other income:
Excess amount of participation in research and development from third party	-	-	(2,904)

Operating loss	(4,577)	(1,929)	(64,537)

Financial expenses	(14)	(801)	(4,410)
Financial income	915	18	361

Loss before taxes on income	(3,676)	(2,712)	(68,586)

Taxes on income	3	-	98

Loss	$(3,679)	$(2,712)	$(68,684)

Basic loss per share	$(0.24)	$(0.28)

Diluted loss per share	$(0.29)	$(0.28)

Weighted average number of Common stock used in computing basic loss per share	15,222,268	9,753,725
Weighted average number of Common stock used in computing diluted loss per share	15,634,768	9,753,725

The accompanying notes are an integral part of the interim consolidated financial statements.

MEDGENICS, INC. AND ITS SUBSIDIARY

(A Development Stage Company)

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
U.S. dollars in thousands (except share data)

	Common stock			Additional paid-in capital	Deficit accumulated during the development stage	Total stockholders' equity
	Shares	Amount

Balance as of December 31, 2011	9,722,725	$1		$52,501	$(49,505)	$2,997

Stock based compensation related to options and warrants granted to consultants and employees	-	-		122	-	122

Issuance of restricted common stock	35,000		(*)	55	-	55

Issuance of Common stock to consultants at $4.84 per share	15,000		(*)	73	-	73

Loss	-	-		-	(2,712)	(2,712)

Balance as of March 31, 2012 (Unaudited)	9,772,725	$1		$52,751	$(52,217)	$535

(*) Represents an amount lower than $1.

The accompanying notes are an integral part of the interim consolidated financial statements.

MEDGENICS, INC. AND ITS SUBSIDIARY

(A Development Stage Company)

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
U.S. dollars in thousands (except share data)

	Common stock			Additional paid-in capital	Deficit accumulated during the development stage	Total stockholders' equity
	Shares	Amount

Balance as of December 31, 2012	12,307,808	$1		$66,509	$(64,576)	$1,934

Issuance of Common stock and warrants at $5.24 per share and $0.01 per warrant, net of issuance costs in the amount of $3,050.	6,070,000	1		28,820	-	28,821
Stock based compensation related to Common stock to consultants at $7.25 per share (**)	55,000		(*)	462	-	462
Issuance and vesting of restricted common stock	45,000		(*)	215	-	215
Exercise of warrants and options	3,500		(*)	13	-	13
Stock based compensation related to options and warrants granted to consultants and employees	-	-		778	-	778
Loss	-	-		-	(3,679)	(3,679)

Balance as of March 31, 2013 (unaudited)	18,481,308	$2		$96,797	$(68,255)	$28,544

(*) Represents an amount lower than $1.

(**) Includes stock based compensation for an additional 13,000 shares which were not issued as of March 31, 2013.

The accompanying notes are an integral part of the interim consolidated financial statements.

MEDGENICS, INC. AND ITS SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS
U.S. dollars in thousands

	Three months ended March 31,		Period from January 27, 2000 (inception) through March 31,
	2013	2012	2013
	Unaudited
CASH FLOWS FROM OPERATING ACTIVITIES:

Loss	$(3,679)	$(2,712)	$(68,684)

Adjustments to reconcile loss to net cash used in operating activities:

Depreciation	39	35	1,265
Loss from disposal of property and equipment	-	-	330
Stock based compensation to employees and consultants	1,455	177	11,640
Interest and amortization of beneficial conversion feature of convertible note	-	-	759
Change in fair value of convertible debentures and warrants	(914)	796	3,064
Accrued severance pay, net	(9)	86	1,200
Exchange differences on a restricted lease deposit and on long term loan	22	(1)	23
Increase in accounts receivable and prepaid expenses	(33)	(727)	(612)
Increase (decrease) in trade payables	74	(6)	1,555
Increase (decrease) in other accounts payable and accrued expenses	245	(10)	2,265

Net cash used in operating activities	(2,800)	(2,362)	(47,195)

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of property and equipment	(37)	(36)	(2,119)
Proceeds from disposal of property and equipment	-	-	173
Increase in restricted lease deposit	(5)	(4)	(65)

Net cash used in investing activities	$(42)	$(40)	$(2,011)

The accompanying notes are an integral part of the interim consolidated financial statements.

MEDGENICS, INC. AND ITS SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS
U.S. dollars in thousands

	Three months ended March 31,		Period from January 27, 2000 (inception) through March 31,
	2013	2012	2013
	Unaudited

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from issuance of shares and warrants, net	$28,821	$-	71,769
Deferred issuance expenses	40	-	-
Proceeds from exercise of options and warrants, net	13	-	2,735
Repayment of a long-term loan	-	-	(73)
Proceeds from long term loan	-	-	70
Issuance of a convertible debenture and warrants	-	-	7,168

Net cash provided by financing activities	28,874	-	81,669

Increase (decrease) in cash and cash equivalents	26,032	(2,402)	32,463

Balance of cash and cash equivalents at the beginning of the period	6,431	4,995	-

Balance of cash and cash equivalents at the end of the period	32,463	$2,593	32,463

Supplemental disclosure of cash flow information:

Cash paid during the period for:

Interest	$-	$-	$242

Taxes	$46	$10	$194

Supplemental disclosure of non-cash flow information:

Issuance expenses paid with shares	$-	$-	$310

Issuance of Common stock upon conversion of a convertible debentures	$-	$-	$8,430

Classification of liability in respect of warrants into equity due to the exercise of warrants	$-	$-	$2,014

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

On April 13, 2011 the Company completed an Initial Public Offering ("IPO") of its Common stock on the NYSE Amex, raising $10,389 in net proceeds.

In February 2013, the Company closed an underwritten public offering of 5,600,000 shares of Common stock and Series 2013-A warrants to purchase up to an aggregate of 2,800,000 shares of Common stock. The shares and the warrants were sold together as a fixed combination, each consisting of one share of Common stock and a warrant to purchase one-half of a share of Common stock, at a price to the public of $5.25 per fixed combination. In March 2013, the underwriters exercised their option to purchase 470,000 shares of Common stock at $5.24 per share and 840,000 warrants to purchase 420,000 shares of Common stock at $0.01 per warrant. Gross proceeds were $31,871 or approximately $28,821 in net proceeds after deducting underwriting discounts and commissions of $2,550 and other offering costs of approximately $500.

b.	The Company and the Subsidiary are in the development stage. As reflected in the accompanying financial statements, the Company incurred a loss for the three month period ended March 31, 2013 of $3,679 and had a negative cash flow from operating activities of $2,800 during the three month period ended March 31, 2013. The accumulated deficit as of March 31, 2013 is $68,255. The Company and the Subsidiary have not yet generated revenues from product sale. The Company previously generated income from partnering on development programs and expects to pursue its partnering activity. Management’s plans also include seeking additional investments and commercial agreements to continue the operations of the Company and the Subsidiary.

The Company believes that the net proceeds of the underwritten public offering in February 2013, plus its existing cash and cash equivalents, should be sufficient to meet its operating and capital requirements through 2014.

MEDGENICS, INC. AND ITS SUBSIDIARY

(A Development Stage Company)

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands

NOTE 2:-	SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited interim financial statements of the Company, have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC") and should be read in conjunction with the audited financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2012 (“2012 Form 10-K”) as filed with the SEC. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements that would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year as reported in the 2012 Form 10-K, have been omitted.

NOTE 3:-	STOCKHOLDERS' EQUITY

a.	Issuance of stock options, warrants and restricted shares to employees and directors

1.	In January 2013, the Company granted 15,000 options and 7,000 shares of restricted Common stock to each of 5 non-executive Directors of the Company. These shares of Common stock are restricted in that they may not be disposed of and are not entitled to dividends. 50% of these shares were vested the day after the grant and 50% will vest one year from the grant date. All of the options are for a term of 10 years, vest in three equal installments and have an exercise price of $7.25. These options and shares of restricted Common stock were granted under the stock incentive plan. The fair value of these options and shares of restricted Common stock at the grant date was $4.449 per option and $7.50 per share. The Company recorded compensation expenses in the amount of $188 in the three months ended March 31, 2013.

2.	In March 2013, the Company granted 10,000 shares of restricted Common stock to an employee. These shares are restricted in that they may not be disposed of and are not entitled to dividends. These restrictions will be removed in relation to 5,000 shares of Common stock on each of March 28, 2014 and March 28, 2015. The shares were issued under the stock incentive plan. The fair value of these shares of restricted Common stock at the grant date amounted to $49, and will be recognized as an expense using the straight line method.

MEDGENICS, INC. AND ITS SUBSIDIARY

(A Development Stage Company)

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands

NOTE 3:-	STOCKHOLDERS' EQUITY (CONT.)

a.	Issuance of stock options, warrants and restricted shares to employees and directors: (cont.)

A summary of the Company's activity for restricted shares granted to employees and directors is as follows:

Restricted shares	Three months ended March 31, 2013

Number of restricted shares as of December 31, 2012	60,357
Vested	(35,000)

Granted	45,000

Number of restricted shares as of March 31, 2013	70,357

3.	In March 2013, an employee exercised options to purchase 3,500 shares of Common Stock at $3.64 per share or an aggregate exercise price of $13.

4.	In March 2013, the Company granted to employees of the Company options to purchase 110,000 shares of common stock exercisable at an exercise price of $4.85. The options have a 10 year term and vest in four equal annual tranches. The options were granted under the stock incentive plan. The fair value of these options at the grant date was $290.

MEDGENICS, INC. AND ITS SUBSIDIARY

(A Development Stage Company)

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands

NOTE 3:-	STOCKHOLDERS' EQUITY (CONT.)

a.	Issuance of stock options, warrants and restricted shares to employees and directors: (cont.)

5.	A summary of the Company's activity for options and warrants granted to employees and directors is as follows:

	Three months ended March 31, 2013
	Number of options and warrants	Weighted average exercise price	Weighted average remaining contractual terms (years)	Aggregate intrinsic value price

Outstanding at January 1, 2013	2,656,587	$6.04

Granted	185,000	$5.82

Forfeited	(3,571)	$7.21

Exercised	(3,500)	$3.64

Outstanding at March 31, 2013	2,834,516	$6.03	5.08	$3,146

Vested and expected to vest at March 31, 2013	2,774,118	$5.98	5.04	$3,124

Exercisable at March 31, 2013	1,626,558	$4.50	3.94	$2,722

As of March 31, 2013, there was $3,351 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted to employees. That cost is expected to be recognized over a weighted-average period of 2.0 years.

The aggregate intrinsic value represents the total intrinsic value (the difference between the Company's Common share fair value as of March 31, 2013 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on March 31, 2013.

Calculation of aggregate intrinsic value is based on the share price of the Company's Common stock as of March 31, 2013 ($4.85 per share, as reported on the NYSE MKT).

MEDGENICS, INC. AND ITS SUBSIDIARY

(A Development Stage Company)

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands

NOTE 3:-	STOCKHOLDERS' EQUITY (CONT.)

b.	Issuance of shares, stock options and warrants to consultants:

1.	In January 2013, the Company issued a total of 55,000 shares of Common stock to two consultants. Total compensation, measured as the grant date fair market value of the stock, amounted to $462 and was recorded as an operating expense in the Statement of Operations. As part of the agreement with the consultant, the Company has an obligation to issue an additional 13,000 shares for services received during the three month period ended March 31, 2013.

2.	In March 2013, the Company approved the grant to two consultants of warrants to purchase a total of 25,000 shares at an exercise price of $4.99 per share. The warrants have a five year term and vested immediately upon issuance in April 2013. Total compensation amounted to $80 and was recorded as an operating expense in the Statement of Operations.

3.	A summary of the Company's activity for warrants and options granted to consultants is as follows:

	Three months ended March 31, 2013
	Number of options and warrants	Weighted average exercise price	Weighted average remaining contractual terms (years)	Aggregate intrinsic value price

Outstanding at January 1, 2013	521,904	$7.29

Outstanding at March 31, 2013	521,904	$7.29	4.57	$73

Exercisable at March 31, 2013	419,908	$7.20	3.54	$73

As of March 31, 2013, there was $251 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted to consultants. That cost is expected to be recognized over a weighted-average period of 0.9 years.

Calculation of aggregate intrinsic value is based on the share price of the Company's Common stock as of March 31, 2013 ($4.85 per share, as reported on the NYSE MKT).

MEDGENICS, INC. AND ITS SUBSIDIARY

(A Development Stage Company)

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands

NOTE 3:-	STOCKHOLDERS' EQUITY (CONT.)

c.	Compensation expenses:

Compensation expense related to shares, warrants and options granted to employees, directors and consultants was recorded in the Statement of Operations in the following line items:

	Three months ended March 31,
	2013	2012

Research and development expenses	$24	$26
General and administrative expenses	1,431	96

	$1,455	$122

MEDGENICS, INC. AND ITS SUBSIDIARY

(A Development Stage Company)

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands

NOTE 3:-	STOCKHOLDERS' EQUITY (CONT.)

d.	Summary of options and warrants:

A summary of all the options and warrants outstanding as of March 31, 2013 is presented in the following table:

		As of March 31, 2013
Options / Warrants	Exercise Price per Share ($)	Options and Warrants Outstanding	Options and Warrants Exercisable	Weighted Average Remaining Contractual Terms (in years)

Options:

Granted to Employees and Directors	2.49	182,806	182,806	3.0
	2.66	75,000	25,000	8.8
	3.14	244,143	86,750	8.7
	3.64	32,200	2,200	8.3
	3.86	11,429	2,857	8.4
	4.85	110,000	-	10
	5.13	46,111	-	9.0
	5.31	23,280	23,280	0.2
	6.55	42,856	25,712	7.8
	7.25	75,000	-	9.8
	8.19	171,451	95,713	7.5
	9.25	18,000	-	9.5
	10.80	900,000	300,000	4.3
	14.50	20,000	-	9.3
		1,952,276	744,318

Granted to Consultants
	4.20	19,354	19,354	1.7
	5.13	15,280	-	9.0
	5.31	19,354	19,354	0.5
	6.65	31,780	19,068	7.7
	6.86	50,000	-	9.2
	8.19	38,136	25,424	7.5
	14.50	11,292	-	9.3
		185,196	83,200

Total Options		2,137,472	827,518

MEDGENICS, INC. AND ITS SUBSIDIARY

(A Development Stage Company)

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands

NOTE 3:-	STOCKHOLDERS' EQUITY (CONT.)

d.	Summary of options and warrants (cont.):

		As of March 31, 2013
Options / Warrants	Exercise Price per Share ($)	Options and Warrants Outstanding	Options and Warrants Exercisable	Weighted Average Remaining Contractual Terms (in years)

Warrants:

Granted to Employees and Directors	2.49	882,240	882,240	3.0

Granted to Consultants	3.19	11,370	11,370	2.5
	4.01	50,000	50,000	3.3
	4.99	6,635	6,635	3.0
	5.57	67,230	67,230	0.7
	9.17	194,473	194,473	4.2
	11.16	7,000	7,000	4.3
		336,708	336,708

Granted to Investors
	0.0002	35,922	35,922	3.0
	2.49	22,950	22,950	3.0
	4.54	412,500	412,500	2.5
	4.99	57,291	57,291	3.0
	6.00	2,763,730	2,763,730	3.0
	6.78	3,220,000	3,220,000	4.9
	8.34	1,458,550	1,458,550	4.2
		7,970,943	7,970,943

Total Warrants		9,189,891	9,189,891

Total Option and Warrants		11,628,506	10,117,409

MEDGENICS, INC. AND ITS SUBSIDIARY

(A Development Stage Company)

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands

NOTE 4:-	FAIR VALUE MEASURMENTS

The Company classified certain warrants with down-round protection issued to the purchasers of convertible debentures in 2010 as a liability at their fair value according to ASC 815-40-15-7I. The liability in respect of these warrants will be remeasured at each reporting period until exercised or expired. Changes in the fair value of these warrants are reported in the statements of operations as financial income or expense.

The fair value of these warrants was estimated at March 31, 2013 and December 31, 2012 using the Binomial pricing model with the following assumptions:

	March 31, 2013	December 31, 2012

Dividend yield	0%	0%
Expected volatility	77.5%	78.1%
Risk-free interest rate	0.3%	0.3%
Contractual life (in years)	2.5	2.7

The changes in level 3 liabilities measured at fair value on a recurring basis:

Fair value of liability in respect of warrants

Balance as of December 31, 2011	$478

Classification of liability in respect of warrants into equity due to the exercise of warrants	(883)
Change in the fair value of liability in respect of warrants	2,336

Balance as of December 31, 2012	1,931

Change in the fair value of liability in respect of warrants	(914)

Balance as of March 31, 2013 (unaudited)	1,017

MEDGENICS, INC. AND ITS SUBSIDIARY

(A Development Stage Company)

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands

NOTE 5:-	LOSS PER SHARE

Details in the computation of diluted loss per share:

	Three months ended March 31,
	2013			2012
	Weighted average number of shares	Loss		Weighted average number of shares		Loss
For the computation of basic loss	15,222,268	$3,679		9,753,725		$2,712

Effect of potential dilutive common shares issuable upon exercise of warrants classified as liability	412,500	914	(**)	-	(*)	-	(*)

For the computation of diluted loss	15,634,768	$4,593		9,753,725		$2,712

(*) Anti-dilutive.

(**) Financial income resulted from changes in fair value of warrants classified as liability.

The total weighted average number of shares related to the outstanding options, warrants and restricted shares excluded from the calculations of diluted loss per share due to their anti-dilutive effect was 9,264,499 and 6,287,832 for the three months ended March 31, 2013 and 2012, respectively.

NOTE 6:-	SUBSEQUENT EVENTS

In March 2013, the Company announced the appointment of a new member of the Board of Directors effective March 15, 2013. In connection with the appointment, the new board member was awarded stock options covering up to 300,000 shares of the Company’s common stock, at a per share exercise price of $4.99, subject to approval by the NYSE MKT of an additional listing application covering the issuance of the shares underlying such options. On April 12, 2013, prior to approval by the NYSE MKT of the additional listing application, the Compensation Committee of the Company’s Board of Directors determined instead to issue such options under the Company's stock incentive plan. 100,000 shares underlying such options vested immediately upon issuance in April 2013 and the remaining underlying shares will vest equally on each of March 15, 2014 and March 15, 2015, subject to continuous service through each vesting date. The options may only be exercised for cash and will expire on March 15, 2018. The Company recorded expenses in the amount of $261 in March 2013.

- - - - -

ITEM 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read together with our financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q.

Forward Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are often identified by the use of words such as, but not limited to, “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “will,” “plan,” “project,” “seek,” “should,” “target,” “will,” “would” and similar expressions or variations intended to identify forward-looking statements. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section titled “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2012, and any updates to those risk factors included in Part II, Item 1A of this Quarterly Report on Form 10-Q. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

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

We have generated significant losses to date, and we expect to continue to generate losses as we progress towards the commercialization of our product candidates.  We have incurred net losses of approximately $3.68 million and $68.68 million for three month period ended March 31, 2013 and for the period from inception through March 31, 2013, respectively. As of March 31, 2013, we had stockholders’ equity of approximately $28.54 million.  We are unable to predict the extent of any future losses or when we will become profitable, if at all.

Although we have not yet generated revenues from product sales, we have generated income from partnering on development programs and we expect to continue to pursue partnering activity.

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

Conducting a significant amount of development is central to our business model. Through March 31, 2013, we incurred approximately $39.66 million in gross research and development expenses since our inception on January 27, 2000. Product candidates in later-stage clinical development generally have higher development costs than those in earlier stages of development, primarily due to the significantly increased size and duration of the clinical trials. We plan to increase our research and development expenses for the foreseeable future in order to complete development of our two most advanced product candidates, the EPODURE Biopump and the INFRADURE Biopump, and our earlier-stage research and development projects including our HEMODURE Biopump.

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

General and Administrative Expense

General and administrative expense consists primarily of salaries and other related costs, including stock-based compensation expense, for persons serving as our directors and in our executive, finance and accounting functions. Other general and administrative expense includes facility-related costs not otherwise included in research and development expense, costs associated with industry and trade shows, and professional fees for legal services and accounting services. We expect that our general and administrative expenses will increase as we add personnel. Since our inception on January 27, 2000 through March 31, 2013, we spent approximately $36.14 million on general and administrative expense.

Other Income

We have not generated any product revenue since our inception, but, in connection with our first collaboration agreement, we received $3.97 million from Baxter Healthcare through December 31, 2011 of which $2.9 million was recognized as other income. To date, we have funded our operations primarily through equity and debt financings and funding from the Israeli OCS. If our product development efforts result in clinical success, regulatory approval and successful commercialization of any of our products, we would expect to generate revenue from sales or licenses of any such products.

Financial Income and Expense

Financial expense consists primarily of interest and amortization of beneficial conversion feature of convertible note, convertible debentures valuations, warrant valuations and interest incurred on debentures.

Financial income consists primarily of interest earned on our cash and cash equivalents and marketable securities.

Results of Operations for the Three Months Ended March 31, 2013 and 2012

Research and Development Expenses, net

Gross research and development expenses for the three months ended March 31, 2013 were $2.03 million, increasing from $1.59 million for the same period in 2012 due mainly to an increase in research and development personnel.

Research and development expenses, net for the three months ended March 31, 2013 were $2.03 million, increasing from $0.57 million for the same period in 2012. The increase in the research and development expenses, net was due to the participation by the OCS of $1.02 in the three months ended March 31, 2012 and by the increase in the gross research and development expenses as explained above.

General and Administrative Expenses

General and administrative expenses for the three months ended March 31, 2013 were $2.55 million, increasing from $1.36 million for the same period in 2012 primarily due to increased stock-based compensation expenses related to options and restricted shares granted to directors and consultants.

Financial Income and Expenses

Financial expenses for the three months ended March 31, 2013 were $0.01 million, decreasing from $0.80 million for the same period in 2012. This decrease of $0.79 million was mainly due to the change in valuation of the warrant liability.

Financial income for the three months ended March 31, 2013 was $0.92 million, increasing from $0.02 million for the same period in 2012. The increase of $0.90 million was primarily due to the change in valuation of the warrant liability.

Liquidity and Capital Resources

Sources of Liquidity

We have financed our operations primarily through a combination of equity, debt issues and grants from the OCS and other third parties.

We recorded $7.05 million from inception through March 31, 2013 from the OCS in development grants of which nil was received during the three months ended March 31, 2013.

On February 13, 2013, we completed a registered public offering of 5,600,000 shares of common stock and 5,600,000 Series 2013-A warrants to purchase up to an aggregate of 2,800,000 shares of common stock. The shares of common stock and Series 2013-A warrants were sold together as a fixed combination, each consisting of one share of common stock and one Series 2013-A warrant to purchase 0.50 of a share of common stock, at a public offering price of $5.25 per combination, less the underwriting discounts and commissions payable by us, for net proceeds of approximately $26.55 million. We granted the underwriters the option to purchase, at the same price, an aggregate of up to an additional 840,000 shares of common stock and/or an additional 840,000 Series 2013-A warrants to purchase up to 420,000 shares of common stock as may be necessary to cover over-allotments made in connection with the offering. The underwriters exercised this option in March 2013 with respect to an additional 470,000 shares of common stock and an additional 840,000 Series 2013-A warrants to purchase up to 420,000 shares of common stock, for additional net proceeds of approximately $2.27 million.

Cash Flows

We had cash and cash equivalents of $32.46 million at March 31, 2013 and $6.43 million at December 31, 2012. The increase in our cash balance during the three months ended March 31, 2013 was primarily the result of our registered public offering of common stock and Series 2013-A warrants during the period.

Net cash used in operating activities of $2.80 million for the three months ended March 31, 2013 and $2.36 million for the three months ended March 31, 2012 primarily reflected our cash expenses for our operations.

Our cash used in investing activities relates mainly to our purchases of property and equipment.

Net cash provided by financing activities was $28.87 million for the three months ended March 31, 2013. We had no cash provided by financing activities for the three months ended March 31, 2012. Our cash flows from financing activities during the three months ended March 31, 2013 are primarily the result of our registered public offering of common stock and Series 2013-A warrants during the period.

Funding Requirements

We expect to enter into licensing or other commercialization agreements for all or parts of applications of our Biopump Platform Technology to fund our continuing operations. If we are unable to enter into such agreements on terms acceptable to us, we will continue to incur losses from operations for the foreseeable future. We expect to incur increasing research and development expenses, including expenses related to the hiring of personnel and additional clinical trials, as we further develop the EPODURE Biopump, the INFRADURE Biopump and the HEMODURE Biopump. We expect that our general and administrative expenses will also increase as we expand our finance and administrative staff, add infrastructure, and incur additional costs related to being a public company in the United States, including investor relations programs and increased professional fees. Our future capital requirements will depend on a number of factors, including the timing and outcome of clinical trials and regulatory approvals, the costs involved in preparing, filing, prosecuting, maintaining, defending, and enforcing patent claims and other intellectual property rights, the acquisition of licenses to new products or compounds, the status of competitive products, the availability of financing, and our success in developing markets for our product candidates.

Without taking into account any revenue we may receive as a result of licensing or other commercialization agreements we are pursuing, we believe that cash on hand, including the net proceeds we received from our public offering of common stock and Series 2013-A warrants during the three months ended March 31, 2013, will be sufficient to enable us to fund our operating expenses and capital expenditure requirements through 2014. We have based this estimate on assumptions that may prove to be wrong and we could use our available resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our current and anticipated clinical trials.

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

Absent significant corporate collaboration and licensing arrangements, we will need to finance our future cash needs through public or private equity offerings or debt financings in the future. We do not currently have any commitments for future external funding. We may need to raise additional funds more quickly if one or more of our assumptions prove to be incorrect or if we choose to expand our product development efforts more rapidly than we presently anticipate, and we may decide to raise additional funds even before we need them if the conditions for raising capital are favorable. We may seek to sell additional equity or debt securities or obtain a bank credit facility. The sale of additional equity or debt securities, if convertible, could result in dilution to our stockholders. The incurrence of indebtedness would result in increased fixed obligations and could also result in covenants that would restrict our operations.

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

Liability in Respect of Warrants

In the past, we issued warrants whose exercise price is subject to downward adjustment. In accordance with Accounting Standards Codification No. 815-40-15-7I, we classified these warrants as a liability at their fair value. The warrants liability will be remeasured at each reporting period until exercised or expired. The decrease in the fair value of the warrants during the three months ended March 31, 2013 of $0.91 million and the increase in the fair value of the warrants during the three months ended March 31, 2012 of $0.80 million are reported in the Statements of Operations as financial income and expense, respectively.

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

For the purpose of valuing options and warrants granted to our employees, non-employees and directors and officers during the three months ended March 31, 2013 and 2012, we used the Binomial options pricing model. To determine the risk-free interest rate, we utilized the U.S. Treasury yield curve in effect at the time of grant with a term consistent with the expected term of our awards. We estimated the expected life of the options granted based on anticipated exercises in the future periods assuming the success of our business model as currently forecast. The expected dividend yield reflects our current and expected future policy for dividends on our common stock. The expected stock price volatility for our stock options was calculated by examining historical volatilities for publicly traded industry peers as we do not have sufficient trading history for our common stock. We will continue to analyze the expected stock price volatility and expected term assumptions as more historical data for our common stock becomes available. Given the senior nature of the roles of our employees, directors and officers, we currently estimate that we will experience 5% annual forfeiture for those options currently outstanding.

Off-Balance Sheet Arrangements

There have been no material changes to the discussion of off-balance sheet arrangements included in our Annual Report on Form 10-K for the year ended December 31, 2012.

ITEM 3 — Quantitative and Qualitative Disclosures about Market Risk

Not required.

ITEM 4 — Controls and Procedures

Evaluation of disclosure controls and procedures

As required by Exchange Act Rule 13a-15(b), in connection with the filing of this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2013, the end of the period covered by this report.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1 — Legal Proceedings

We are not currently a party, as plaintiff or defendant, to any legal proceedings which, individually or in the aggregate, are expected by us to have a material effect on our business, financial condition or results of operation if determined adversely to us.

ITEM 1A — Risk Factors

There are no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012.

ITEM 2 — Unregistered Sale of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

In the three months ended March 31, 2013, the following securities were sold by us without registration under the Securities Act in transactions which have not been previously described in a Current Report on Form 8-K. The securities described below were deemed exempt from registration under the Securities Act in reliance upon Section 4(2) of the Securities Act and Regulation D thereunder. There were no underwriters employed in connection with any of these transactions.

Common Stock Issued Directly

In January 2013, we issued a total of 55,000 shares of Common stock to two consultants. Total compensation, measured as the grant date fair market value of the stock, amounted to $462,000 and was recorded as an operating expense in the Statement of Operations.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 3 — Defaults Upon Senior Securities

None.

ITEM 4 — Mine Safety Disclosures

Not applicable.

ITEM 5 — Other Information

None.

ITEM 6 — Exhibits

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation (previously filed as Exhibit 3.1 to the Company’s Registration Statement on Form S-1 filed November 5, 2010 (File No. 333-170425) and incorporated herein by reference).

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation (previously filed as Exhibit 3.2 to the Company’s Registration Statement on Form S-1 filed November 5, 2010 (File No. 333-170425) and incorporated herein by reference).

3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation dated as of February 14, 2011 (previously filed as Exhibit 4.3 to the Company’s Post-Effective Amendment No. 1 to Form S-1 on Form S-3 filed July 16, 2012 (File No. 333-170425) and incorporated herein by reference).

3.4	Second Amended and Restated By-Laws (previously filed as Exhibit 3.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 (File No. 001-35112) and incorporated herein by reference).

4.1	Warrant Agreement, dated as of February 8, 2013, between Medgenics, Inc. and Corporate Stock Transfer, Inc. (previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed February 8, 2013 (File No. 001-35112) and incorporated herein by reference).

4.2	Form of Series 2013-A Warrant (previously filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed February 8, 2013 (File No. 001-35112) and incorporated herein by reference).

10.1	Director Appointment Letter, dated as of March 8, 2013, between Medgenics, Inc. and Joseph J. Grano, Jr. (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 14, 2013 (File No. 001-35112) and incorporated herein by reference).

10.2	First Amendment of the Medgenics, Inc. Stock Incentive Plan (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 1, 2013 (File No. 001-35112) and incorporated herein by reference).

10.3	Form of Non-Qualified Stock Option Award Agreement under the Medgenics, Inc. Stock Incentive Plan (filed herewith).

10.4	Form of Restricted Stock Award Agreement under the Medgenics, Inc. Stock Incentive Plan (filed herewith).

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101	Interactive Data File (furnished herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEDGENICS, INC.

Date: May 9, 2013	By:	/s/ Andrew L. Pearlman
Andrew L. Pearlman
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 9, 2013	By:	/s/ Phyllis K. Bellin
Phyllis K. Bellin
Vice President – Administration
(Principal Accounting and Financial Officer)

