Form 10-Q
period 2013-06-30
MEDGENICS, INC.
filed 2013-08-06
CIK 1138776

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

As of August 4, 2013, the registrant had 18,481,308 shares of common stock, $0.0001 par value, outstanding.

MEDGENICS, INC.

2

PART I — FINANCIAL INFORMATION

ITEM 1 — Financial Statements

MEDGENICS, INC. AND ITS SUBSIDIARY

(A Development Stage Company)

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

As of June 30, 2013

IN U.S. DOLLARS IN THOUSANDS

(Unaudited)

INDEX

Page

Consolidated Balance Sheets	4 - 5

Consolidated Statements of Operations	6

Statements of Changes in Stockholders' Equity	7 - 8

Consolidated Statements of Cash Flows	9 - 10

Notes to the Interim Consolidated Financial Statements	11 - 20

MEDGENICS, INC. AND ITS SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

U.S. dollars in thousands

	June 30,		December 31,
	2013	2012	2012
	(Unaudited)
ASSETS

CURRENT ASSETS:

Cash and cash equivalents	$28,979	$9,040	$6,431
Accounts receivable and prepaid expenses	1,818	1,702	539

Total current assets	30,797	10,742	6,970

LONG-TERM ASSETS:

Restricted lease deposits	43	57	62
Severance pay fund	243	264	283
Property and equipment, net	410	407	352

Total long-term assets	696	728	697

DEFERRED ISSUANCE EXPENSES	-	-	40

Total assets	$31,493	$11,470	$7,707

The accompanying notes are an integral part of the interim consolidated financial statements.

MEDGENICS, INC. AND ITS SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

U.S. dollars in thousands

	June 30,		December 31,
	2013	2012	2012
	(Unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

Trade payables	$901	$917	$877
Other accounts payable and accrued expenses	1,425	1,249	1,473

Total current liabilities	2,326	2,166	2,350

LONG-TERM LIABILITIES:

Accrued severance pay	1,446	1,387	1,492
Liability in respect of warrants	654	4,107	1,931

Total long-term liabilities	2,100	5,494	3,423

Total liabilities	4,426	7,660	5,773

STOCKHOLDERS' EQUITY:

Common stock - $ 0.0001 par value; 100,000,000 shares authorized; 18,481,308, 11,746,251 and 12,307,808 shares issued and outstanding at June 30, 2013, June 30, 2012 and December 31, 2012, respectively	2	1	1
Additional paid-in capital	97,419	62,972	66,509
Deficit accumulated during the development stage	(70,354)	(59,163)	(64,576)

Total stockholders' equity	27,067	3,810	1,934

Total liabilities and stockholders' equity	$31,493	$11,470	$7,707

The accompanying notes are an integral part of the interim consolidated financial statements.

MEDGENICS, INC. AND ITS SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

U.S. dollars in thousands (except share and per share data)

	Six months ended June 30,		Three months ended June 30,		Period from January 27, 2000 (inception) through June 30,
	2013	2012	2013	2012	2013
	Unaudited

Research and development expenses	$4,104	$3,231	$2,073	$1,639	$41,733

Less - Participation by the Office of the Chief Scientist	(1,218)	(1,486)	(1,218)	(464)	(8,267)
U.S. Government grant	-	-	-	-	(244)
Participation by third party	-	-	-	-	(1,067)

Research and development expenses, net	2,886	1,745	855	1,175	32,155

General and administrative expenses	4,134	4,133	1,588	2,774	37,729

Other income:
Excess amount of participation in research and development from third party	-	-	-	-	(2,904)

Operating loss	(7,020)	(5,878)	(2,443)	(3,949)	(66,980)

Financial expenses	(39)	(3,773)	(25)	(2,972)	(4,072)
Financial income	1,286	1	371	17	369

Loss before taxes on income	(5,773)	(9,650)	(2,097)	(6,904)	(70,683)

Taxes on income	5	8	2	8	100

Loss	$(5,778)	$(9,658)	$(2,099)	$(6,912)	$(70,783)

Basic loss per share	$(0.34)	$(0.98)	$(0.11)	$(0.69)

Diluted loss per share	$(0.42)	$(0.98)	$(0.11)	$(0.69)

Weighted average number of Common stock used in computing basic loss per share	16,850,657	9,893,072	18,410,951	10,032,760
Weighted average number of Common stock used in computing diluted loss per share	16,895,741	9,893,072	18,410,951	10,032,760

The accompanying notes are an integral part of the interim consolidated financial statements.

MEDGENICS, INC. AND ITS SUBSIDIARY

(A Development Stage Company)

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

U.S. dollars in thousands (except share and per share data)

	Common stock			Additional paid-in capital	Deficit accumulated during the development stage	Total stockholders' equity
	Shares	Amount

Balance as of December 31, 2011	9,722,725	$1		$52,501	$(49,505)	$2,997

Stock based compensation related to issuance of restricted common stock, January 2012	35,000	(*	)	55	-	55
Issuance of Common stock to consultants at $ 4.84 and $ 8.79 per share, March and June 2012	30,000	(*	)	204	-	204
Issuance of Common stock and warrants at $ 4.90 per unit, net, June 2012	1,944,734	(*	)	8,407	-	8,407
Exercise of options and warrants, January through June 2012	13,792	(*	)	117	-	117
Stock based compensation related to options and warrants granted to consultants and employees	-	-		1,688	-	1,688
Loss	-	-		-	(9,658)	(9,658)

Balance as of June 30, 2012 (Unaudited)	11,746,251	$1		$62,972	$(59,163)	$3,810

(*) Represents an amount lower than $ 1.

The accompanying notes are an integral part of the interim consolidated financial statements.

MEDGENICS, INC. AND ITS SUBSIDIARY

(A Development Stage Company)

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

U.S. dollars in thousands (except share and per share data)

	Common stock		Additional paid-in capital	Deficit accumulated during the development stage	Total stockholders' equity
	Shares	Amount

Balance as of December 31, 2012	12,307,808	$1	$66,509	$(64,576)	$1,934

Issuance of Common stock and warrants at $ 5.24 per share and $ 0.01 per warrant, net of issuance costs in the amount of $ 3,050	6,070,000	1	28,820	-	28,821
Stock based compensation related to Common stock to consultants at $ 7.25 per share (**)	55,000	(*)	494	-	494
Issuance and vesting of restricted common stock	45,000	(*)	274	-	274
Exercise of warrants and options	3,500	(*)	13	-	13
Stock based compensation related to options and warrants granted to consultants and employees	-	-	1,309	-	1,309
Loss	-	-	-	(5,778)	(5,778)

Balance as of June 30, 2013 (unaudited)	18,481,308	$2	$97,419	$(70,354)	$27,067

(*) Represents an amount lower than $1.

(**) Includes stock based compensation for an additional 25,000 shares which were not issued as of June 30, 2013.

The accompanying notes are an integral part of the interim consolidated financial statements.

MEDGENICS, INC. AND ITS SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

U.S. dollars in thousands

	Six months ended June 30,		Period from January 27, 2000 (inception) through June 30,
	2013	2012	2013
	Unaudited

CASH FLOWS FROM OPERATING ACTIVITIES:

Loss	$(5,778)	$(9,658)	$(70,783)

Adjustments to reconcile loss to net cash used in operating activities:

Depreciation	84	72	1,310
Loss from disposal of property and equipment	-	-	330
Stock based compensation to employees and consultants	2,077	1,947	12,262
Interest and amortization of beneficial conversion feature of convertible note	-	-	759
Change in fair value of convertible debentures and warrants	(1,277)	3,717	2,701
Accrued severance pay, net	(6)	54	1,203
Exchange differences on a restricted lease deposit and on long term loan	1	-	2
Increase in accounts receivable and prepaid expenses	(1,256)	(580)	(1,835)
Increase in trade payables	24	15	1,505
Increase (decrease) in other accounts payable and accrued expenses	(48)	93	1,972

Net cash used in operating activities	(6,179)	(4,340)	(50,574)

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of property and equipment	(142)	(45)	(2,224)
Proceeds from disposal of property and equipment	-	-	173
Increase in restricted lease deposit	(5)	(5)	(65)

Net cash used in investing activities	$(147)	$(50)	$(2,116)

The accompanying notes are an integral part of the interim consolidated financial statements.

MEDGENICS, INC. AND ITS SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

U.S. dollars in thousands

	Six months ended June 30,		Period from January 27, 2000 (inception) through June 30,
	2013	2012	2013
	Unaudited
CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from issuance of shares and warrants, net	$28,821	$8,407	$71,769
Deferred issuance expenses	40	-	-
Proceeds from exercise of options and warrants, net	13	28	2,735
Repayment of a long-term loan	-	-	(73)
Proceeds from long term loan	-	-	70
Issuance of a convertible debenture and warrants	-	-	7,168

Net cash provided by financing activities	28,874	8,435	81,669

Increase in cash and cash equivalents	22,548	4,045	28,979

Balance of cash and cash equivalents at the beginning of the period	6,431	4,995	-

Balance of cash and cash equivalents at the end of the period	$28,979	$9,040	$28,979

Supplemental disclosure of cash flow information:

Cash paid during the period for:

Interest	$-	$-	$242

Taxes	$5	$31	$153

Supplemental disclosure of non-cash flow information:

Issuance expenses paid with shares	$-	$-	$310

Issuance of Common stock upon conversion of a convertible debenture	$-	$-	$8,430

Classification of liability in respect of warrants into equity due to the exercise of warrants	$-	$89	$2,014

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

On April 13, 2011 the Company completed an Initial Public Offering ("IPO") of its Common stock on the NYSE MKT (formerly NYSE Amex), raising $ 10,389 in net proceeds.

In February 2013, the Company closed an underwritten public offering of 5,600,000 shares of Common stock and Series 2013-A warrants to purchase up to an aggregate of 2,800,000 shares of Common stock. The shares and the warrants were sold together as a fixed combination, each consisting of one share of Common stock and a warrant to purchase one-half of a share of Common stock, at a price to the public of $ 5.25 per fixed combination. In March 2013, the underwriters exercised their option to purchase 470,000 shares of Common stock at $ 5.24 per share and 840,000 warrants to purchase 420,000 shares of Common stock at $ 0.01 per warrant. Gross proceeds were $ 31,871 or approximately $ 28,821 in net proceeds after deducting underwriting discounts and commissions of $ 2,550 and other offering costs of approximately $ 500.

b.	The Company and the Subsidiary are in the development stage. As reflected in the accompanying financial statements, the Company incurred a loss for the six month period ended June 30, 2013 of $ 5,778 and had a negative cash flow from operating activities of $ 6,179 during the six month period ended June 30, 2013. The accumulated deficit as of June 30, 2013 is $ 70,354. The Company and the Subsidiary have not yet generated revenues from product sale. The Company previously generated income from partnering on development programs and expects to pursue its partnering activity. Management's plans also include seeking additional investments and commercial agreements to continue the operations of the Company and the Subsidiary.

The Company believes that the net proceeds of the underwritten public offering in February 2013, plus its existing cash and cash equivalents, should be sufficient to meet its operating and capital requirements through 2014.

MEDGENICS, INC. AND ITS SUBSIDIARY

(A Development Stage Company)

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share and per share data)

NOTE 1:-	GENERAL (CONT.)

c.	In May 2013, the Subsidiary received approval for an additional Research and Development program from the Office of the Chief Scientist in Israel (“OCS”) for the period December 2012 through November 2013. The approval allows for a grant of up to approximately $2,000 based on research and development expenses, not funded by others, of up to $3,660. As of June 30, 2013, $1,218 has been recorded as grants receivable. In July 2013, subsequent to the balance sheet date, $65 has been received.

NOTE 2:-	SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited interim financial statements of the Company, have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC") and should be read in conjunction with the audited financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2012 ("2012 Form 10-K") as filed with the SEC. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements that would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year as reported in the 2012 Form 10-K, have been omitted.

MEDGENICS, INC. AND ITS SUBSIDIARY

(A Development Stage Company)

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share and per share data)

NOTE 3:-	STOCKHOLDERS' EQUITY

a.	General:

In March 2013, the Compensation Committee of the Company’s Board of Directors approved an amendment to the stock incentive plan increasing the number of shares of Common stock authorized for issuance thereunder to a total of 3,855,802 shares of Common stock, subject to stockholder approval. The Company’s stockholders approved the amendment at the Company’s annual meeting of stockholders on April 30, 2013.

b.	Issuance of stock options, warrants and restricted shares to employees and directors:

1.	In January 2013, the Company granted 15,000 options and 7,000 shares of restricted Common stock to each of 5 non-executive Directors of the Company. These shares of Common stock are restricted in that they may not be disposed of and are not entitled to dividends. 50% of these shares were vested the day after the grant and 50% will vest one year from the grant date. All of the options are for a term of 10 years, vest in three equal installments and have an exercise price of $ 7.25. These options and shares of restricted Common stock were granted under the stock incentive plan. The fair value of these options and shares of restricted Common stock at the grant date was $ 4.449 per option and $ 7.50 per share. The Company recorded compensation expenses in the amount of $ 246 in the six months ended June 30, 2013.

2.	In March 2013, the Company granted 10,000 shares of restricted Common stock to an employee. These shares are restricted in that they may not be disposed of and are not entitled to dividends. These restrictions will be removed in relation to 5,000 shares of Common stock on each of March 28, 2014 and March 28, 2015. The shares were issued under the stock incentive plan. The fair value of these shares of restricted Common stock at the grant date amounted to $ 49, and will be recognized as an expense using the straight line method.

MEDGENICS, INC. AND ITS SUBSIDIARY

(A Development Stage Company)

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share and per share data)

NOTE 3:-	STOCKHOLDERS' EQUITY (Cont.)

b.	Issuance of stock options, warrants and restricted shares to employees and directors: (cont.)

A summary of the Company's activity for restricted shares granted to employees and directors is as follows:

Restricted shares	Six months ended June 30, 2013

Number of restricted shares as of December 31, 2012	60,357

Vested	(35,000)
Granted	45,000

Number of restricted shares as of June 30, 2013	70,357

3.	In March 2013, an employee exercised options to purchase 3,500 shares of Common Stock at $ 3.64 per share or an aggregate exercise price of $ 13.

4.	In March 2013, the Company granted to employees of the Company options to purchase 110,000 shares of common stock exercisable at an exercise price of $ 4.85 per share. The options have a 10 year term and vest in four equal annual tranches. The options were granted under the stock incentive plan. The fair value of these options at the grant date was $ 290.

5.	In March 2013, the Company announced the appointment of a new member of the Board of Directors effective March 15, 2013. In connection with the appointment, the new board member was awarded stock options covering up to 300,000 shares of the Company's common stock, at a per share exercise price of $ 4.99, subject to approval by the NYSE MKT of an additional listing application covering the issuance of the shares underlying such options. On April 12, 2013, prior to approval by the NYSE MKT of the additional listing application, the Compensation Committee of the Company's Board of Directors determined instead to issue such options under the Company's stock incentive plan. 100,000 shares underlying such options vested immediately upon issuance in April 2013 and the remaining underlying shares will vest equally on each of March 15, 2014 and March 15, 2015, subject to continuous service through each vesting date. The options may only be exercised for cash and will expire on March 15, 2018. The Company recorded related expenses in the amount of $ 322 in the six months ended June 30, 2013.

MEDGENICS, INC. AND ITS SUBSIDIARY

(A Development Stage Company)

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share and per share data)

NOTE 3:-	STOCKHOLDERS' EQUITY (Cont.)

b.	Issuance of stock options, warrants and restricted shares to employees and directors: (cont.)

6.	A summary of the Company's activity for options and warrants granted to employees and directors is as follows:

	Six months ended June 30, 2013
	Number of options and warrants	Weighted average exercise price	Weighted average remaining contractual terms (years)	Aggregate intrinsic value price

Outstanding at December 31, 2012	2,656,587	$6.04

Granted	485,000	$5.31

Expired/Forfeited	(28,994)	$5.41

Exercised	(3,500)	$3.64

Outstanding at June 30, 2013	3,109,093	$5.93	$4.85	$1,646

Vested and expected to vest at June 30, 2013	3,054,379	$5.92	$4.82	$1,637

Exercisable at June 30, 2013	2,014,806	$5.46	$3.86	$1,481

As of June 30, 2013, there was $ 2,829 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted to employees and directors. That cost is expected to be recognized over a weighted-average period of 1.7 years.

The aggregate intrinsic value represents the total intrinsic value (the difference between the Company's Common share fair value as of June 30, 2013 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on June 30, 2013.

Calculation of aggregate intrinsic value is based on the share price of the Company's Common stock as of June 30, 2013 ($ 3.80 per share, as reported on the NYSE MKT).

MEDGENICS, INC. AND ITS SUBSIDIARY

(A Development Stage Company)

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share and per share data)

NOTE 3:-	STOCKHOLDERS' EQUITY (Cont.)

c.	Issuance of shares, stock options and warrants to consultants:

1.	In January 2013, the Company issued a total of 55,000 shares of Common stock to two consultants. Total compensation, measured as the grant date fair market value of the stock, amounted to $ 494 and was recorded as an operating expense in the Statement of Operations. As part of the agreement with the consultant, the Company has an obligation to issue an additional 25,000 shares for services received during the six month period ended June 30, 2013.

2.	In March 2013, the Company approved the grant to two consultants of warrants to purchase a total of 25,000 shares at an exercise price of $ 4.99 per share. The warrants have a five year term and vested immediately upon issuance in April 2013. Total compensation amounted to $ 80 and was recorded as an operating expense in the Statement of Operations.

3.	In June 2013, the Company entered into an agreement with a consultant for a period of 24 months. Under the terms of the agreement, the Company will issue warrants to purchase 100,000 shares at an exercise price at the market price of the issue, with a five year term and will be immediately exercisable upon issuance. Total compensation of $10 was recorded as an operating expense in the Statement of Operations.

4.	A summary of the Company's activity for warrants and options granted to consultants is as follows:

	Six months ended June 30, 2013
	Number of options and warrants	Weighted average exercise price	Weighted average remaining contractual terms (years)	Aggregate intrinsic value price

Outstanding at December 31, 2012	521,904	$7.29

Granted	25,000	$4.99

Outstanding at June 30, 2013	546,904	$7.17	$4.34	$7

Exercisable at June 30, 2013	466,667	$7.04	$3.63	$7

MEDGENICS, INC. AND ITS SUBSIDIARY

(A Development Stage Company)

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share and per share data)

NOTE 3:-	STOCKHOLDERS' EQUITY (Cont.)

c.	Issuance of shares, stock options and warrants to consultants: (cont.)

As of June 30, 2013, there was $ 382 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted to consultants. That cost is expected to be recognized over a weighted-average period of one year.

Calculation of aggregate intrinsic value is based on the share price of the Company's Common stock as of June 30, 2013 ($ 3.80 per share, as reported on the NYSE MKT).

d.	Compensation expenses:

Compensation expense related to shares, warrants and options granted to employees, directors and consultants was recorded in the Statement of Operations in the following line items:

	Six months ended June 30,		Three months ended June 30,
	2013	2012	2013	2012

Research and development expenses	$66	$98	$42	$72
General and administrative expenses	2,011	1,849	580	1,626

	$2,077	$1,947	$622	$1,698

MEDGENICS, INC. AND ITS SUBSIDIARY

(A Development Stage Company)

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share and per share data)

NOTE 3:-	STOCKHOLDERS' EQUITY (CONT.)

e.	Summary of options and warrants:

A summary of all the options and warrants outstanding as of June 30, 2013 is presented in the following table:

	As of June 30, 2013
Options / Warrants	Exercise Price per Share ($)	Options and Warrants Outstanding	Options and Warrants Exercisable	Weighted Average Remaining Contractual Terms (in years)

Options:

Granted to Employees and Directors	2.49-3.14	499,806	294,556	6.2
	3.64-4.99	453,629	105,057	6.0
	5.13-7.25	163,967	37,240	8.4
	8.19-14.50	1,109,451	695,713	4.6
		2,226,853	1,132,566

Granted to Consultants
	4.20-5.34	53,988	43,801	3.0
	6.65-8.19	119,916	61,158	7.8
	14.50	11,292	-	8.6
		185,196	104,959

Total Options		2,412,049	1,237,525

Warrants:

Granted to Employees and Directors	2.49	882,240	882,240	2.8

Granted to Consultants	3.19-4.01	61,370	61,370	2.9
	4.99	31,635	31,635	4.4
	5.50	67,230	67,230	0.4
	9.17-11.16	201,473	201,473	4.0
		361,708	361,708

Granted to Investors
	0.0002	35,922	35,922	2.8
	2.49	22,950	22,950	2.8
	4.54-6.00	3,233,521	3,233,521	2.7
	6.78-8.34	4,678,550	4,678,550	4.4
		7,970,943	7,970,943

Total Warrants		9,214,891	9,214,891

Total Option and Warrants		11,626,940	10,452,416

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

The fair value of these warrants was estimated at June 30, 2013 and December 31, 2012 using the Binomial pricing model with the following assumptions:

	June 30, 2013	December 31, 2012

Dividend yield	0%	0%
Expected volatility	79.14%	78.1%
Risk-free interest rate	0.43%	0.3%
Contractual life (in years)	2.23	2.7

The changes in level 3 liabilities measured at fair value on a recurring basis:

Fair value of liability in respect of warrants

Balance as of December 31, 2011	$478

Classification of liability in respect of warrants into equity due to the exercise of warrants	(883)
Change in the fair value of liability in respect of warrants	2,336

Balance as of December 31, 2012	1,931

Change in the fair value of liability in respect of warrants	(1,277)

Balance as of June 30, 2013 (unaudited)	$654

MEDGENICS, INC. AND ITS SUBSIDIARY

(A Development Stage Company)

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share and per share data)

NOTE 5:-	LOSS PER SHARE

Details in the computation of diluted loss per share:

	Six months ended June 30,
	2013			2012
	Weighted average number of shares	Loss		Weighted average number of shares		Loss

For the computation of basic loss	16,850,657	$5,778		9,893,072		$9,658

Effect of potential dilutive common shares issuable upon exercise of warrants classified as liability	45,084	$1,277	(**)	-	(*)	-	(*)

For the computation of diluted loss	16,895,741	$7,055		9,893,072		$9,658

	Three months ended June 30,
	2013		2012
	Weighted Average number of shares	Loss	Weighted Average number of shares	Loss

For the computation of basic and diluted loss	18,410,951	$2,099	10,032,760	$6,912

(*)	Anti-dilutive.
(**)	Financial income resulted from changes in fair value of warrants classified as liability.

The total weighted average number of shares related to the outstanding options, warrants and restricted shares excluded from the calculations of diluted loss per share due to their anti-dilutive effect was 10,289,103 and 6,507,183 for the six months ended June 30, 2013 and 2012, respectively.

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

We have generated significant losses to date, and we expect to continue to generate losses as we progress towards the commercialization of our product candidates.  We have incurred net losses of approximately $5.78 million and $70.78 million for six month period ended June 30, 2013 and for the period from inception through June 30, 2013, respectively. As of June 30, 2013, we had stockholders’ equity of approximately $27.07 million.  We are unable to predict the extent of any future losses or when we will become profitable, if at all.

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

Conducting a significant amount of development is central to our business model. Through June 30, 2013, we incurred approximately $41.73 million in gross research and development expenses since our inception on January 27, 2000. Product candidates in later-stage clinical development generally have higher development costs than those in earlier stages of development, primarily due to the significantly increased size and duration of the clinical trials. We plan to increase our research and development expenses for the foreseeable future in order to complete development of our two most advanced product candidates, the EPODURE Biopump and the INFRADURE Biopump, and our earlier-stage research and development projects.

The process of conducting pre-clinical studies and clinical trials necessary to obtain regulatory approval is costly and time consuming. The probability of success for each product candidate and clinical trial may be affected by a variety of factors, including, among others, the quality of the product candidate’s early clinical data, investment in the program, competition, manufacturing capabilities and commercial viability. As a result of these uncertainties, together with the uncertainty associated with clinical trial enrollments and the risks inherent in the development process, we are unable to determine the duration and completion costs of current or future clinical stages of our product candidates or when, or to what extent, we will generate revenues from the commercialization and sale of any of our product candidates. Development timelines, probability of success and development costs vary widely. We are currently focusing on the development of EPODURE and INFRADURE, as well as the optimization of Biopump performance and, as a result, have scaled back our efforts in some areas including HEMODURE at this time.

Research and development expenses are shown net of participation by third parties.

General and Administrative Expense

General and administrative expense consists primarily of salaries and other related costs, including stock-based compensation expense, for persons serving as our directors and in our executive, finance and accounting functions. Other general and administrative expense includes facility-related costs not otherwise included in research and development expense, costs associated with industry and trade shows, and professional fees for legal services and accounting services. We expect that our general and administrative expenses will increase as we add personnel. Since our inception on January 27, 2000 through June 30, 2013, we spent approximately $37.73 million on general and administrative expense.

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

Results of Operations for the Six Months Ended June 30, 2013 and 2012

Research and Development Expenses

Gross research and development expenses for the six months ended June 30, 2013 were $4.10 million, increasing from $3.23 million for the same period in 2012 due mainly to an increase in research and development personnel.

Research and development expenses, net for the six months ended June 30, 2013 were $2.89 million, increasing from $1.75 million for the same period in 2012. The increase in the research and development expenses, net was due to the participation by the OCS of $1.22 million in the six months ended June 30, 2013 as opposed to $1.49 million in the same period in 2012 and by the increase in the gross research and development expenses as explained above.

General and Administrative Expenses

General and administrative expenses for the six months ended June 30, 2013 were $4.13 million remaining constant as compared to the same period in 2012.

Financial Income and Expenses

Financial expenses for the six months ended June 30, 2013 were $0.04 million, decreasing from $3.77 million for the same period in 2012. This decrease of $3.73 million was mainly due to the change in valuation of the warrant liability.

Financial income for the six months ended June 30, 2013 was $1.29 million, increasing from a de minimis amount for the same period in 2012. The increase was primarily due to the change in valuation of the warrant liability.

Results of Operations for the Three Months Ended June 30, 2013 and 2012

Research and Development Expenses

Gross research and development expenses for the three months ended June 30, 2013 were $2.07 million, increasing from $1.64 million for the same period in 2012 due mainly to an increase in research and development personnel.

Research and development expenses, net for the three months ended June 30, 2013 were $0.86 million, decreasing from $1.18 million for the same period in 2012. The decrease in the research and development expenses, net was due to the participation by the OCS of $1.22 million in the three months ended June 30, 2012 as compare to $0.46 million in the same period in 2012 and by the increase in the gross research and development expenses as explained above.

General and Administrative Expenses

General and administrative expenses for the three months ended June 30, 2013 were $1.59 million, decreasing from $2.77 million for the same period in 2012 primarily due to decreased stock-based compensation expenses related to options and restricted shares granted to directors and consultants.

Financial Income and Expenses

Financial expenses for the three months ended June 30, 2013 were $0.03 million, decreasing from $2.97 million for the same period in 2012. This decrease was mainly due to the change in valuation of the warrant liability.

Financial income for the three months ended June 30, 2013 was $0.37 million, increasing from $0.02 million for the same period in 2012. This increase was primarily due to the change in valuation of the warrant liability.

Liquidity and Capital Resources

Sources of Liquidity

We have financed our operations primarily through a combination of equity, debt issues and grants from the OCS and other third parties.

We recorded $8.27 million from inception through June 30, 2013 from the OCS in development grants of which nil was received during the six months ended June 30, 2013, and $0.07 million was received in July 2013, subsequent to the balance sheet date.

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

Cash Flows

We had cash and cash equivalents of $28.98 million at June 30, 2013 and $6.43 million at December 31, 2012. The increase in our cash balance during the six months ended June 30, 2013 was primarily the result of our registered public offering of common stock and Series 2013-A warrants during the period.

Net cash used in operating activities of $6.18 million for the six months ended June 30, 2013 and $4.34 million for the six months ended June 30, 2012 primarily reflected our cash expenses for our operations.

Net cash used in investing activities of $0.15 million for the six months ended June 30, 2013 and $0.05 million for the six months ended June 30, 2012 relates mainly to our purchases of property and equipment.

Net cash provided by financing activities was $28.87 million and $8.44 million for the six months ended June 30, 2013 and 2012, respectively. Our cash flows from financing activities during the six months ended June 30, 2013 were primarily the result of our registered public offering of common stock and Series 2013-A warrants during the period. Our cash flows from financing activities during the six months ended June 30, 2012 were primarily proceeds from the private placement transaction in June 2012.

Funding Requirements

We expect to enter into licensing or other commercialization agreements for all or parts of applications of our Biopump Platform Technology to fund our continuing operations. If we are unable to enter into such agreements on terms acceptable to us, we will continue to incur losses from operations for the foreseeable future. We expect to incur increasing research and development expenses, including expenses related to the hiring of personnel and additional clinical trials, as we further develop the EPODURE Biopump, the INFRADURE Biopump and investigate additional applications of the Biopump. We expect that our general and administrative expenses will also increase as we expand our finance and administrative staff and add infrastructure. Our future capital requirements will depend on a number of factors, including the timing and outcome of clinical trials and regulatory approvals, the costs involved in preparing, filing, prosecuting, maintaining, defending, and enforcing patent claims and other intellectual property rights, the acquisition of licenses to new products or compounds, the status of competitive products, the availability of financing, and our success in developing markets for our product candidates.

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

We do not anticipate that we will generate revenue from the sale of products for several years; however, we do intend to seek licensing or other commercialization agreements for existing and new Biopump applications. In the absence of additional funding or adequate funding from commercialization agreements, we expect our continuing operating losses to result in decreases in our cash balances over the next several quarters and years.

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

Liability in Respect of Warrants

In the past, we issued warrants whose exercise price is subject to downward adjustment. In accordance with Accounting Standards Codification No. 815-40-15-7I, we classified these warrants as a liability at their fair value. The warrants liability will be remeasured at each reporting period until exercised or expired. The decrease in the fair value of the warrants during the six months ended June 30, 2013 of $1.28 million and the increase in the fair value of the warrants during the six months ended June 30, 2012 of $3.72 million are reported in the Statements of Operations as financial income and expenses, respectively.

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

For the purpose of valuing options and warrants granted to our employees, non-employees and directors and officers during the six months ended June 30, 2013 and 2012, we used the Binomial options pricing model. To determine the risk-free interest rate, we utilized the U.S. Treasury yield curve in effect at the time of grant with a term consistent with the expected term of our awards. We estimated the expected life of the options granted based on anticipated exercises in the future periods assuming the success of our business model as currently forecast. The expected dividend yield reflects our current and expected future policy for dividends on our common stock. The expected stock price volatility for our stock options was calculated by examining historical volatilities for publicly traded industry peers as we do not have sufficient trading history for our common stock. We will continue to analyze the expected stock price volatility and expected term assumptions as more historical data for our common stock becomes available. Given the senior nature of the roles of our employees, directors and officers, we currently estimate that we will experience 5% annual forfeiture for those options currently outstanding.

Off-Balance Sheet Arrangements

There have been no material changes to the discussion of off-balance sheet arrangements included in our Annual Report on Form 10-K for the year ended December 31, 2012.

ITEM 3 — Quantitative and Qualitative Disclosures about Market Risk

Not required.

ITEM 4 — Controls and Procedures

Evaluation of disclosure controls and procedures

As required by Exchange Act Rule 13a-15(b), in connection with the filing of this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2013, the end of the period covered by this report.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2 — Unregistered Sale of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

In the three months ended June 30, 2013, the following securities were sold by us without registration under the Securities Act in transactions which have not been previously described in a Current Report on Form 8-K. The securities described below were deemed exempt from registration under the Securities Act in reliance upon Section 4(2) of the Securities Act. There were no underwriters employed in connection with any of these transactions.

Warrants Issued

In April 2013, we issued warrants to purchase a total of 25,000 shares of Common stock with an exercise price of $4.99 per share to two consultants, initially approved in March 2013. The warrants have a five year term and vested immediately. Total compensation, measured at the grant date, amounted to $80,175 and was recorded as an operating expense in the Statement of Operations.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 3 — Defaults Upon Senior Securities

None.

ITEM 4 — Mine Safety Disclosures

Not applicable.

ITEM 5 — Other Information

None.

ITEM 6 — Exhibits

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation (previously filed as Exhibit 3.1 to the Company’s Registration Statement on Form S-1 filed November 5, 2010 (File No. 333-170425) and incorporated herein by reference).

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation (previously filed as Exhibit 3.2 to the Company’s Registration Statement on Form S-1 filed November 5, 2010 (File No. 333-170425) and incorporated herein by reference).

3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation dated as of February 14, 2011 (previously filed as Exhibit 4.3 to the Company’s Post-Effective Amendment No. 1 to Form S-1 on Form S-3 filed July 16, 2012 (File No. 333-170425) and incorporated herein by reference).

3.4	Second Amended and Restated By-Laws (previously filed as Exhibit 3.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 (File No. 001-35112) and incorporated herein by reference).

10.1	First Amendment of the Medgenics, Inc. Stock Incentive Plan (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 1, 2013 (File No. 001-35112) and incorporated herein by reference).

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101	Interactive Data File (furnished herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEDGENICS, INC.

Date: August 6, 2013	By:	/s/ Andrew L. Pearlman
Andrew L. Pearlman
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 6, 2013	By:	/s/ Phyllis K. Bellin
Phyllis K. Bellin
Vice President – Administration
(Principal Accounting and Financial Officer)

