Form 10-Q
period 2013-09-30
MEDGENICS, INC.
filed 2013-11-07
CIK 1138776

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

As of November 4, 2013, the registrant had 18,487,808 shares of common stock, $0.0001 par value, outstanding.

MEDGENICS, INC.

2

PART I — FINANCIAL INFORMATION

ITEM 1 — Financial Statements

MEDGENICS, INC. AND ITS SUBSIDIARY
(A Development Stage Company)

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

As of September 30, 2013

IN U.S. DOLLARS IN THOUSANDS

(Unaudited)

INDEX

Page

Consolidated Balance Sheets	4 - 5

Consolidated Statements of Operations	6

Statements of Changes in Stockholders' Equity	7 - 8

Consolidated Statements of Cash Flows	9 - 10

Notes to the Interim Consolidated Financial Statements	11 - 17

MEDGENICS, INC. AND ITS SUBSIDIARY
(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS
U.S. dollars in thousands

	September 30,	December 31,
	2013	2012
	(Unaudited)

ASSETS

CURRENT ASSETS:

Cash and cash equivalents	$26,791	$6,431
Accounts receivable and prepaid expenses	1,009	539

Total current assets	27,800	6,970

LONG-TERM ASSETS:

Restricted lease deposits	46	62
Severance pay fund	93	283
Property and equipment, net	381	352

Total long-term assets	520	697

DEFERRED ISSUANCE EXPENSES	-	40

Total assets	$28,320	$7,707

The accompanying notes are an integral part of the interim consolidated financial statements.

MEDGENICS, INC. AND ITS SUBSIDIARY
(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS
U.S. dollars in thousands

	September 30,	December 31,
	2013	2012
	(Unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

Trade payables	$1,546	$877
Other accounts payable and accrued expenses	2,042	1,473

Total current liabilities	3,588	2,350

LONG-TERM LIABILITIES:

Accrued severance pay	873	1,492
Liability in respect of warrants	1,911	1,931

Total long-term liabilities	2,784	3,423

Total liabilities	6,372	5,773

STOCKHOLDERS' EQUITY:

Common stock - $ 0.0001 par value;
100,000,000 shares authorized; 18,481,308 and 12,307,808 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively	2	1
Additional paid-in capital	98,443	66,509
Deficit accumulated during the development stage	(76,497)	(64,576)

Total stockholders' equity	21,948	1,934

Total liabilities and stockholders' equity	$28,320	$7,707

The accompanying notes are an integral part of the interim consolidated financial statements.

MEDGENICS, INC. AND ITS SUBSIDIARY
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS
U.S. dollars in thousands (except share and per share data)

	Nine months ended September 30,		Three months ended September 30,		Period from January 27, 2000 (inception) through September 30,
	2013	2012	2013	2012	2013
	Unaudited

Research and development expenses	$6,556	$5,125	$2,452	$1,894	$44,185

Less - Participation by the Office of the Chief Scientist	(1,327)	(1,769)	(109)	(283)	(8,376)
U.S. Government grant	-	-	-	-	(244)
Participation by third party	-	-	-	-	(1,067)

Research and development expenses, net	5,229	3,356	2,343	1,611	34,498

General and administrative expenses	6,695	5,603	2,561	1,470	40,290

Other income:
Excess amount of participation in research and development from third party	-	-	-	-	(2,904)

Operating loss	(11,924)	(8,959)	(4,904)	(3,081)	(71,884)

Financial expenses	(21)	(3,721)	(1,260)	-	(5,311)
Financial income	29	4	21	55	369

Loss before taxes on income	(11,916)	(12,676)	(6,143)	(3,026)	(76,826)

Taxes on income	5	9	-	1	100

Loss	$(11,921)	$(12,685)	$(6,143)	$(3,027)	$(76,926)

Basic and diluted loss per share	$(0.68)	$(1.20)	$(0.33)	$(0.25)

Weighted average number of shares of Common stock used in computing basic loss per share	17,435,235	10,604,924	18,410,951	12,013,153

Weighted average number of shares of Common stock used in computing diluted loss per share	17,468,255	10,604,924	18,410,951	12,013,153

The accompanying notes are an integral part of the interim consolidated financial statements.

MEDGENICS, INC. AND ITS SUBSIDIARY
(A Development Stage Company)

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
U.S. dollars in thousands (except share and per share data)

	Common stock		Additional paid-in capital	Deficit accumulated during the development stage	Total stockholders' equity
	Shares	Amount

Balance as of December 31, 2011	9,722,725	$1	$52,501	$(49,505)	$2,997

Stock based compensation related to issuance of restricted common stock	35,000	(*)	55	-	55
Issuance of Common stock to consultants at $ 4.84 and $ 8.79 per share	30,000	(*)	204	-	204
Issuance of Common stock and warrants at $4.90 per unit of one share and 0.75 warrant	1,944,734	(*)	8,407	-	8,407
Exercise of options and warrants	504,111	(*)	2,263	-	2,263
Stock based compensation related to options and warrants granted to consultants and employees	-	-	1,973	-	1,973
Loss	-	-	-	(12,685)	(12,685)

Balance as of September 30, 2012 (unaudited)	12,236,570	$1	$65,403	$(62,190)	$3,214

(*)

Represents an amount lower than $ 1.

The accompanying notes are an integral part of the interim consolidated financial statements.

MEDGENICS, INC. AND ITS SUBSIDIARY
(A Development Stage Company)

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
U.S. dollars in thousands (except share and per share data)

	Common stock		Additional paid-in capital	Deficit accumulated during the development stage	Total stockholders' equity
	Shares	Amount

Balance as of December 31, 2012	12,307,808	$1	$66,509	$(64,576)	$1,934

Issuance of Common stock and warrants at $ 5.24 per share and $ 0.01 per warrant	6,070,000	1	28,820	-	28,821
Stock based compensation related to Common stock to consultants at $ 7.25 per share (**)	55,000	(*)	594	-	594
Issuance and vesting of restricted common stock	45,000	(*)	331	-	331
Exercise of warrants and options	3,500	(*)	13	-	13
Stock based compensation related to options and warrants granted to consultants and employees	-	-	2,176	-	2,176
Loss	-	-		(11,921)	(11,921)

Balance as of September 30, 2013 (unaudited)	18,481,308	$2	$98,443	$(76,497)	$21,948

(*)	Represents an amount lower than $ 1.
(**)	Includes stock based compensation for an additional 25,000 shares which were approved, but not issued, as of September 30, 2013.

The accompanying notes are an integral part of the interim consolidated financial statements.

MEDGENICS, INC. AND ITS SUBSIDIARY
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS
U.S. dollars in thousands

	Nine months ended September 30,		Period from January 27, 2000 (inception) through September 30,
	2013	2012	2013
	Unaudited

CASH FLOWS FROM OPERATING ACTIVITIES:

Loss	$(11,921)	$(12,685)	$(76,926)

Adjustments to reconcile loss to net cash used in operating activities:

Depreciation	130	108	1,356
Loss from disposal of property and equipment	-	-	330
Stock based compensation to employees and consultants	3,101	2,232	13,286
Interest and amortization of beneficial conversion feature of convertible note	-	-	759
Change in fair value of convertible debentures and warrants	(20)	3,632	3,958
Accrued severance pay, net	(429)	237	780
Exchange differences on a restricted lease deposit and on long term loan	1	(2)	2

Changes in operating assets and liabilities:
Accounts receivable and prepaid expenses	(447)	503	(1,026)
Trade payables	669	(133)	2,150
Other accounts payable and accrued expenses	569	239	2,589
Restricted lease deposit	(8)	(5)	(68)

Net cash used in operating activities	(8,355)	(5,874)	(52,810)

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of property and equipment	(159)	(54)	(2,241)
Proceeds from disposal of property and equipment	-	-	173

Net cash used in investing activities	$(159)	$(54)	$(2,068)

The accompanying notes are an integral part of the interim consolidated financial statements.

MEDGENICS, INC. AND ITS SUBSIDIARY
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS
U.S. dollars in thousands

	Nine months ended September 30,		Period from January 27, 2000 (inception) through September 30,
	2013	2012	2013
	Unaudited
CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from issuance of shares and warrants, net	$28,861	$8,407	$71,769
Proceeds from exercise of options and warrants, net	13	1,525	2,735
Repayment of a long-term loan	-	-	(73)
Proceeds from long-term loan	-	-	70
Issuance of a convertible debenture and warrants	-	-	7,168

Net cash provided by financing activities	28,874	9,932	81,669

Increase in cash and cash equivalents	20,360	4,004	26,791

Balance of cash and cash equivalents at the beginning of the period	6,431	4,995	-

Balance of cash and cash equivalents at the end of the period	$26,791	$8,999	$26,791

Supplemental disclosure of cash flow information:

Cash paid during the period for:

Interest	$-	$-	$242

Taxes	$5	$40	$153

Supplemental disclosure of non-cash flow information:

Issuance expenses paid with Common stock	$-	$-	$310

Issuance of Common stock upon conversion of a convertible debenture	$-	$-	$8,430

Classification of liability in respect of warrants into equity due to the exercise of warrants	$-	$738	$2,014

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

The Company's Common stock is traded on the NYSE MKT (formerly NYSE Amex) and on the AIM market of the London Stock Exchange ("AIM").

b.
The Company and the Subsidiary are in the development stage. As reflected in the accompanying financial statements, the Company incurred a loss for the nine month period ended September 30, 2013 of $ 11,921 and had a negative cash flow from operating activities of $  8,355 during the nine month period ended September 30, 2013. The accumulated deficit as of September 30, 2013 is $ 76,497. The Company and the Subsidiary have not yet generated revenues from product sale. The Company previously generated income from partnering on development programs and expects to expand its partnering activity. Management's plans also include seeking additional investments and commercial agreements to continue the operations of the Company and the Subsidiary.

The Company believes that the net proceeds of the underwritten public offering in February 2013, plus its existing cash and cash equivalents, should be sufficient to meet its operating and capital requirements through 2014.

c.
In May 2013, the Subsidiary received approval for an additional Research and Development program from the Office of the Chief Scientist in Israel ("OCS") for the period December 2012 through November 2013.  The approval allows for a grant of up to approximately $  2,000 based on research and development expenses, not funded by others, of up to $  3,660. As of September 30, 2013, $909 has been received and $664 recorded as grants receivable. In October 2013, subsequent to the balance sheet date, an additional $348 has been received.

MEDGENICS, INC. AND ITS SUBSIDIARY
(A Development Stage Company)

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share and per share data)

NOTE 2:-	SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited interim financial statements of the Company, have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC") and should be read in conjunction with the audited financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2012 ("2012 Form 10-K") as filed with the SEC. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements that would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year, as reported in the 2012 Form 10-K, have been omitted.

NOTE 3:-	STOCKHOLDERS' EQUITY

a.	General:

In March 2013, the Compensation Committee of the Company's Board of Directors approved an amendment to the stock incentive plan increasing the number of shares of Common stock authorized for issuance thereunder to a total of 3,855,802 shares of Common stock, subject to stockholder approval. The Company's stockholders approved the amendment at the Company's annual meeting of stockholders on April 30, 2013.

b.	Issuance of shares and warrants to investors:

In February 2013, the Company closed an underwritten public offering of 5,600,000 shares of Common stock and Series 2013-A warrants to purchase up to an aggregate of 2,800,000 shares of Common stock. The shares and the warrants were sold together as a fixed combination at a price to the public of $ 5.25 per fixed combination. Each combination consisted of one share of Common stock and a warrant to purchase one-half of a share of Common stock at an exercise price of $6.78 per share.    In March 2013, the underwriters exercised their overallotment option and purchased an additional 420,000 shares of Common stock at $5.24 per share and an additional 840,000 warrants  at $ 0.01 per warrant. Gross proceeds were $ 31,871 or approximately $ 28,821 in net proceeds after deducting underwriting discounts and commissions of $ 2,550 and other offering costs of approximately $ 500.

MEDGENICS, INC. AND ITS SUBSIDIARY
(A Development Stage Company)

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share and per share data)

NOTE 3:-	STOCKHOLDERS' EQUITY (Cont.)

c.       Issuance of stock options, warrants and restricted shares to employees and directors:

1.	A summary of the Company's activity for restricted shares granted to employees and directors is as follows:

Nine months ended
September 30,
Restricted shares	2013

Number of restricted shares as of December 31, 2012	60,357

Vested	(35,000)
Granted	45,000

Number of restricted shares as of September 30, 2013	70,357

2.	A summary of the Company's activity for options and warrants granted to employees and directors is as follows:

	Nine months ended September 30, 2013
			Weighted
			average
	Number of	Weighted	remaining	Aggregate
	options and	average	contractual	intrinsic
	warrants	exercise price	terms (years)	value price

Outstanding at December 31, 2012	2,656,587	$6.04

Granted	4,160,000	$4.49

Expired/Forfeited	(34,994)	$5.56

Exercised	(3,500)	$3.64

Outstanding at September 30, 2013	6,778,093	$5.09	$7.37	$21,264

Vested and expected to vest at September 30, 2013	6,546,700	$5.10	$7.31	$20,544

Exercisable at September 30, 2013	2,150,224	$5.48	$3.46	$6,881

The aggregate intrinsic value represents the total intrinsic value (the difference between the Company's Common share fair value as of September 30, 2013 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on September 30, 2013.

MEDGENICS, INC. AND ITS SUBSIDIARY
(A Development Stage Company)

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share and per share data)

NOTE 3:-	STOCKHOLDERS' EQUITY (Cont.)

Calculation of aggregate intrinsic value is based on the share price of the Company's Common stock as reported on the NYSE MKT as of September 30, 2013 ($7.80 per share).

As of September 30, 2013, there was $9,879 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted to employees and directors. That cost is expected to be recognized over a weighted-average period of 2.2 years.

In September 2013, upon the resignation of our former CEO, the Company caused his unvested options to become fully vested as of his separation date (September 13, 2013), and all options vested as of the separation date will be exercisable through the one-year anniversary of his separation date.  The Company recorded an additional expense in the amount of $120 during the quarter.

d.	Issuance of shares, stock options and warrants to consultants:

1.
In January 2013, the Company issued a total of 55,000 shares of Common stock to two consultants. Total compensation, measured as the grant date fair market value of the stock, amounted to $ 494 and was recorded as an operating expense in the Statement of Operations. As part of the agreement with the consultant, the Company has an obligation to issue an additional 25,000 shares for services received during the nine month period ended September 30, 2013.

2.	A summary of the Company's activity for warrants and options granted to consultants is as follows:

	Nine months ended September 30, 2013
			Weighted
			average
	Number of	Weighted	remaining	Aggregate
	options and	average	contractual	intrinsic
	warrants	exercise price	terms (years)	value price

Outstanding at December 31, 2012	521,904	$7.29

Granted	125,000	$4.01

Expired/Forfeited	(25,000)	$7.56

Outstanding at September 30, 2013	621,904	$6.61	4.28	$1,083

Exercisable at September 30, 2013	561,907	$6.57	3.84	$1,010

MEDGENICS, INC. AND ITS SUBSIDIARY
(A Development Stage Company)

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share and per share data)

NOTE 3:-	STOCKHOLDERS' EQUITY (Cont.)

The aggregate intrinsic value represents the total intrinsic value (the difference between the Company's Common share fair value as of September 30, 2013 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on September 30, 2013.

As of September 30, 2013, there was $467 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted to consultants. That cost is expected to be recognized over a weighted-average period of 1.3 years.

Calculation of aggregate intrinsic value is based on the share price of the Company's Common stock as reported on the NYSE MKT as of September 30, 2013 ($7.80 per share).

e.	Compensation expenses:

Compensation expense related to shares, warrants and options granted to employees, directors and consultants was recorded in the statement of operations in the following line items:

	Nine months ended		Three months ended
	September 30,		September 30,
	2013	2012	2013	2012

Research and development expenses	$221	$193	$155	$95
General and administrative expenses	2,880	2,039	869	190

	$3,101	$2,232	$1,024	$285

MEDGENICS, INC. AND ITS SUBSIDIARY
(A Development Stage Company)

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share and per share data)

NOTE 3:-	STOCKHOLDERS' EQUITY (CONT.)

f.	Summary of options and warrants:

A summary of all the options and warrants outstanding as of September 30, 2013 is presented in the following table:

		As of September 30, 2013
				Weighted
				Average
	Exercise	Options and	Options and	Remaining
	Price per	Warrants	Warrants	Contractual
Options / Warrants	Share ($)	Outstanding	Exercisable	Terms (in years)

Options:
Granted to Employees and Directors	2.49-3.14	499,806	354,556	4.3
	3.64-4.99	3,653,629	117,915	9.5
	5.13-7.25	632,967	35,740	9.6
	8.19-14.50	1,109,451	759,773	4.4
		5,895,853	1,267,984

Granted to Consultants
	4.20-5.14	34,634	24,447	4.3
	6.65-8.19	119,916	73,870	7.8
	14.50	5,646	1,882	8.8
		160,196	100,199

Total Options		6,056,049	1,368,183

Warrants:

Granted to Employees and Directors	2.49	882,240	882,240	2.5

Granted to Consultants	3.19-4.01	161,370	161,370	3.9
	4.99	31,635	31,635	4.1
	5.50	67,230	67,230	0.2
	9.17-11.16	201,473	201,473	3.7
		461,708	461,708

Granted to Investors
	0.0002	35,922	35,922	2.5
	2.49	22,950	22,950	2.5
	4.54-6.00	3,233,521	3,233,521	2.5
	6.78-8.34	4,678,550	4,678,550	4.2

		7,970,943	7,970,943

Total Warrants		9,314,891	9,314,891

Total Option and Warrants		15,370,940	10,683,074

MEDGENICS, INC. AND ITS SUBSIDIARY
(A Development Stage Company)

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share and per share data)

NOTE 4:-	CONTINGENCIES

In September 2013, three executives joined the Company.  Per their employment agreements, if terminated without cause, these executives will be entitled to severance pay in the aggregate amount of $2,975.

NOTE 5:-	FAIR VALUE MEASURMENTS

The Company classified certain warrants with down-round protection issued to the purchasers of convertible debentures in 2010 as a liability at their fair value according to ASC 815-40-15-7I. The liability in respect of these warrants is remeasured at each reporting period until exercised or expired. Changes in the fair value of these warrants are reported in the statements of operations as financial income or expense.

The fair value of these warrants was estimated at September 30, 2013 and December 31, 2012 using the Binomial pricing model with the following assumptions:

	September 30,	December 31,
	2013	2012

Dividend yield	0%	0%
Expected volatility	81.6%	78.1%
Risk-free interest rate	0.3%	0.3%
Contractual life (in years)	2.0	2.7

The changes in level 3 liabilities measured at fair value on a recurring basis:

Fair value
of liability in
respect of
warrants

Balance as of December 31, 2011	$478

Classification of liability in respect of warrants into equity due to the exercise of warrants	(883)
Change in the fair value of liability in respect of warrants	2,336

Balance as of December 31, 2012	1,931

Change in the fair value of liability in respect of warrants	(20)

Balance as of September 30, 2013 (unaudited)	$1,911

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

                We have generated significant losses to date, and we expect to continue to generate losses as we progress towards the commercialization of our product candidates.  We have incurred net losses of approximately $11.92 million for the nine month period ended September 30, 2013 and $76.93 million for the period from inception through September 30, 2013. As of September 30, 2013, we had stockholders’ equity of approximately $21.95 million.  We are unable to predict the extent of any future losses or when we will become profitable, if at all.

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

                Conducting a significant amount of development is central to our business model. Through September 30, 2013, we incurred approximately $44.19 million in gross research and development expenses since our inception on January 27, 2000. Product candidates in later-stage clinical development generally have higher development costs than those in earlier stages of development, primarily due to the significantly increased size and duration of the clinical trials. We plan to increase our research and development expenses for the foreseeable future in order to further develop the Biopump platform and to identify attractive commercial markets for the technology.

                The process of conducting pre-clinical studies and clinical trials necessary to obtain regulatory approval is costly and time consuming. The probability of success for each product candidate and clinical trial may be affected by a variety of factors, including, among others, the quality of the product candidate’s early clinical data, investment in the program, competition, manufacturing capabilities and commercial viability. As a result of these uncertainties, together with the uncertainty associated with clinical trial enrollments and the risks inherent in the development process, we are unable to determine the duration and completion costs of current or future clinical stages of our product candidates or when, or to what extent, we will generate revenues from the commercialization and sale of any of our product candidates. Development timelines, probability of success and development costs vary widely. We are currently focusing on the optimization of the Biopump performance with the 2nd generation viral vectors and new implantation protocols through the EPODURE development program.

                Research and development expenses are shown net of participation by third parties.

General and Administrative Expense

                General and administrative expense consists primarily of salaries and other related costs, including stock-based compensation expense, for persons serving as our directors and in our executive, finance and accounting functions. Other general and administrative expense includes facility-related costs not otherwise included in research and development expense, costs associated with industry and trade shows, and professional fees for legal services and accounting services. We expect that our general and administrative expenses will increase as we continue to add personnel. Since our inception on January 27, 2000 through September 30, 2013, we spent approximately $40.29 million on general and administrative expense.

Other Income

                We have not generated any product revenue since our inception, but, in connection with our first collaboration agreement, we received $3.97 million from Baxter Healthcare through December 31, 2011 of which $2.9 million was recognized as other income.. If our product development efforts result in clinical success, regulatory approval and successful commercialization of any of our products, we would expect to generate revenue from sales or licenses of any such products.

Financial Income and Expense

                Financial expense consists primarily of interest and amortization of beneficial conversion feature of convertible note, convertible debentures valuations, warrant valuations and interest incurred on debentures.

                Financial income consists primarily of interest earned on our cash and cash equivalents and marketable securities.

Results of Operations for the Nine Months Ended September 30, 2013 and 2012

Research and Development Expenses

Gross research and development expenses for the nine months ended September 30, 2013 were $6.56 million, increasing from $5.13 million for the same period in 2012, due mainly to an increase in research and development personnel and an increase in activity.

Research and development expenses, net for the nine months ended September 30, 2013 were $5.23 million, increasing from $3.36 million for the same period in 2012. The increase in the research and development expenses, net was due to the participation by the OCS of $1.33 million in the nine months ended September 30, 2013 as opposed to $1.77 million in the same period in 2012 in addition to the increase in the gross research and development expenses as explained above.

General and Administrative Expenses

General and administrative expenses for the nine months ended September 30, 2013 were $6.70 million increasing from $5.60 million for the same period in 2012, due mainly to an increase in general and administrative personnel, directors’ equity compensation and professional fees.

Financial Income and Expenses

Financial expenses for the nine months ended September 30, 2013 were $0.02 million, decreasing from $3.72 million for the same period in 2012. This decrease of $3.70 million was mainly due to the change in valuation of the warrant liability.

Financial income for the nine months ended September 30, 2013 increased by an insignificant amount compared to the same period in 2012.

Results of Operations for the Three Months Ended September 30, 2013 and 2012

Research and Development Expenses

Gross research and development expenses for the three months ended September 30, 2013 were $2.45 million, increasing from $1.89 million for the same period in 2012, due mainly to an increase in research and development personnel and an increase in activity.

Research and development expenses, net for the three months ended September 30, 2013 were $2.34 million, increasing from $1.61 million for the same period in 2012. The increase in the research and development expenses, net was due mainly to the increase in the gross research and development expenses as explained above.

General and Administrative Expenses

General and administrative expenses for the three months ended September 30, 2013 were $2.56 million, increasing from $1.47 million for the same period in 2012, primarily due to an increase in general and administrative personnel, directors’ equity compensation and professional fees.

Financial Income and Expenses

Financial expenses for the three months ended September 30, 2013 were $1.26 million, increasing from nil for the same period in 2012. This increase was mainly due to the change in valuation of the warrant liability.

Financial income for the three months ended September 30, 2013 was $0.02 million, decreasing from $0.06 million for the same period in 2012. This decrease was primarily due to the change in valuation of the warrant liability.

Liquidity and Capital Resources

Sources of Liquidity

                We have financed our operations primarily through a combination of equity, debt issues and grants from the OCS and other third parties.

                We recorded $8.38 million from inception through September 30, 2013 from the OCS in development grants, of which $0.91 million was received during the nine months ended September 30, 2013.

                On February 13, 2013, we completed a registered public offering of 5,600,000 shares of common stock and 5,600,000 Series 2013-A warrants to purchase up to an aggregate of 2,800,000 shares of common stock. The shares of common stock and Series 2013-A warrants were sold together as a fixed combination, each consisting of one share of common stock and one Series 2013-A warrant to purchase 0.50 of a share of common stock, at a public offering price of $5.25 per combination, less the underwriting discounts and commissions payable by us, for net proceeds of approximately $26.55 million. To cover over-allotments made in connection with the offering, the underwriters purchased, at the same price, an additional 470,000 shares of common stock and an additional 840,000 Series 2013-A warrants to purchase up to 420,000 shares of common stock, for additional net proceeds of approximately $2.27 million.

                On June 18, 2012, we completed a private placement transaction in which we issued an aggregate of 1,944,734 units with each unit consisting of one share of our common stock and a warrant to purchase 0.75 shares of our common stock. The warrants to purchase an aggregate of 1,458,550 shares of common stock were issued with an exercise price of $8.34 per share and became exercisable on December 15, 2012 (which, if all were exercised in full, would result in the issuance of 1,458,576 shares of common stock due to the rounding of fractional shares) and will expire on June 18, 2017. In addition, warrants to purchase 194,473 shares of our common stock having an exercise price of $9.17 per share were issued to the placement agent, became exercisable on December 18, 2012 and will expire on June 18, 2017. Each unit was sold for a purchase price of $4.90 for total net proceeds of approximately $8.41 million.

Cash Flows

                We had cash and cash equivalents of $26.79 million at September 30, 2013 and $6.43 million at December 31, 2012. The increase in our cash balance during the nine months ended September 30, 2013 was primarily the result of our registered public offering of common stock and Series 2013-A warrants during the period.

                Net cash used in operating activities increased to $8.36 million for the nine months ended September 30, 2013 from $5.87 million for the nine months ended September 30, 2012 primarily due to an increase in operations.

                Net cash used in investing activities of $0.16 million for the nine months ended September 30, 2013 and $0.05 million for the nine months ended September 30, 2012 relates mainly to our purchases of equipment.

                Net cash provided by financing activities was $28.87 million and $9.93 million for the nine months ended September 30, 2013 and 2012, respectively. Our cash flows from financing activities during the nine months ended September 30, 2013 were primarily the result of our registered public offering of common stock and Series 2013-A warrants during the period.  Our cash flows from financing activities during the nine months ended September 30, 2012 were primarily proceeds from the private placement transaction in June 2012.

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

                Without taking into account any revenue we may receive as a result of licensing or other commercialization agreements we believe that cash on hand, including the net proceeds we received from our public offering of common stock and Series 2013-A warrants in 2013, will be sufficient to enable us to fund our operating expenses and capital expenditure requirements through the end of 2014.  We have based this estimate on assumptions that may prove to be wrong and we could use our available resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our current and anticipated clinical trials.

                We do not anticipate that we will generate revenue from the sale of products for several years; however, we do intend to seek licensing or other commercialization agreements for existing and new Biopump applications. In the absence of additional funding or adequate funding from commercialization agreements, we expect our continuing operating losses to result in decreases in our cash balances over the next several quarters.

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

Liability in Respect of Warrants

                In the past, we issued warrants whose exercise price is subject to downward adjustment. In accordance with Accounting Standards Codification No. 815-40-15-7I, we classified these warrants as a liability at their fair value. The warrants liability will be remeasured at each reporting period until exercised or expired. The decrease in the fair value of the warrants during the nine months ended September 30, 2013 of $0.02 million and the increase in the fair value of the warrants during the nine months ended September 30, 2012 of $3.63 million are reported in the Statements of Operations as financial income and expenses, respectively.

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

                For the purpose of valuing options and warrants granted to our employees, non-employees and directors and officers during the nine months ended September 30, 2013 and 2012, we used the Binomial options pricing model. To determine the risk-free interest rate, we utilized the U.S. Treasury yield curve in effect at the time of grant with a term consistent with the expected term of our awards. We estimated the expected life of the options granted based on anticipated exercises in the future periods assuming the success of our business model as currently forecast. The expected dividend yield reflects our current and expected future policy for dividends on our common stock. The expected stock price volatility for our stock options was calculated by examining historical volatilities for publicly traded industry peers as we do not have sufficient trading history for our common stock. We will continue to analyze the expected stock price volatility and expected term assumptions as more historical data for our common stock becomes available. Given the senior nature of the roles of our employees, directors and officers, we currently estimate that we will experience 5% annual forfeiture for those options currently outstanding.

Off-Balance Sheet Arrangements

There have been no material changes to the discussion of off-balance sheet arrangements included in our Annual Report on Form 10-K for the year ended December 31, 2012.

ITEM 3 — Quantitative and Qualitative Disclosures about Market Risk

Not required.

ITEM 4 — Controls and Procedures

Evaluation of disclosure controls and procedures

As required by Exchange Act Rule 13a-15(b), in connection with the filing of this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2013, the end of the period covered by this report.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2 — Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

In the three months ended September 30, 2013, the following securities were sold by us without registration under the Securities Act. The securities described below were deemed exempt from registration under the Securities Act in reliance upon Section 4(2) of the Securities Act. There were no underwriters employed in connection with any of these transactions.

Options and Warrants Issued

In September 2013, we granted options to purchase 1,500,000 shares of common stock to our newly appointed President and Chief Executive Officer; options to purchase 800,000 shares of common stock to our newly appointed Chief Financial Officer; and options to purchase 900,000 shares of common stock to our newly appointed Global Head of Research and Development.  The options granted to each officer will vest with respect to one-third of such shares on the first anniversary of the grant date and the balance will vest in equal increments on a monthly basis over two years thereafter, subject to such officer’s continuous service through each vesting date.  The options expire on the tenth anniversary of the grant date, have an exercise price of $4.22 per share and may be exercised on a net basis. The options were granted outside of our Stock Incentive Plan.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 3 — Defaults Upon Senior Securities

None.

ITEM 4 — Mine Safety Disclosures

Not applicable.

ITEM 5 — Other Information

On November 7, 2013, we issued a press release reporting our results of operations for the third quarter of 2013. A copy of that press release is furnished herewith as Exhibit 99. This information shall not be deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933.

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

10.1
Employment Agreement, dated as of September 13, 2013, between Medgenics, Inc. and Michael Cola (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 16, 2013 (File No. 001-35112) and incorporated herein by reference).

10.2
Executive Director Appointment Letter, dated as of September 13, 2013, between Medgenics, Inc. and Michael Cola (previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed September 16, 2013 (File No. 001-35112) and incorporated herein by reference).

10.3
Employment Agreement, dated as of September 13, 2013, between Medgenics, Inc. and John Leaman (previously filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed September 16, 2013 (File No. 001-35112) and incorporated herein by reference).

10.4
Employment Agreement, dated as of September 13, 2013, between Medgenics, Inc. and Garry Neil (previously filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed September 16, 2013 (File No. 001-35112) and incorporated herein by reference).

10.5
Separation Agreement, dated as of September 13, 2013, between Medgenics, Inc. and Andrew L. Pearlman (previously filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K filed September 16, 2013 (File No. 001-35112) and incorporated herein by reference).

10.6
Consulting Services Agreement, dated as of September 13, 2013, between Medgenics, Inc. and Andrew L. Pearlman (previously filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K filed September 16, 2013 (File No. 001-35112) and incorporated herein by reference).

10.7
Non-Executive Director Appointment Letter, dated as of September 13, 2013, between Medgenics, Inc. and Andrew L. Pearlman (previously filed as Exhibit 10.7 to the Company’s Current Report on Form 8-K filed September 16, 2013 (File No. 001-35112) and incorporated herein by reference).

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

99	Press release issued November 7, 2013, reporting our results of operations for the third quarter of 2013 (furnished herewith).

101	Interactive Data File (furnished herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEDGENICS, INC.

Date: November 7, 2013	By:	/s/ Michael F. Cola
Michael F. Cola
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 7, 2013	By:	/s/ John H. Leaman
John H. Leaman
Chief Financial Officer
(Principal Financial Officer)

