Form 10-Q
period 2014-03-31
MEDGENICS, INC.
filed 2014-05-08
CIK 1138776

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

As of May 7, 2014, the registrant had 18,755,091 shares of common stock, $0.0001 par value, outstanding.

MEDGENICS, INC.

Unless the context otherwise requires, all references in this Quarterly Report on Form 10-Q to the “Company”, “Medgenics”, “we,” “us” and “our” refer to Medgenics, Inc., a Delaware corporation organized on January 27, 2000, and its wholly-owned subsidiary, Medgenics Medical Israel Ltd., a company organized under the laws of the State of Israel. We use BiopumpTM and EPODURETM as service marks in the United States and elsewhere. All other trademarks or trade names referred to in this document are the property of their respective owners.

PART I — FINANCIAL INFORMATION

ITEM 1 — Financial Statements

MEDGENICS, INC. AND ITS SUBSIDIARY

(A Development Stage Company)

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

As of March 31, 2014

U.S. DOLLARS IN THOUSANDS

(Unaudited)

MEDGENICS, INC. AND ITS SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS
U.S. dollars in thousands (except share and per share data)

	March 31,	December 31,
	2014	2013
	Unaudited
ASSETS

CURRENT ASSETS:

Cash and cash equivalents	$19,141	$22,390
Accounts receivable and prepaid expenses	632	202

Total current assets	19,773	22,592

LONG-TERM ASSETS:

Restricted lease deposits	42	42
Severance pay fund	99	96
Property and equipment, net	337	357

Total long-term assets	478	495

Total assets	$20,251	$23,087

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

Trade payables	$879	$1,062
Other accounts payable and accrued expenses	1,998	1,952

Total current liabilities	2,877	3,014

LONG-TERM LIABILITIES:

Accrued severance pay	459	439
Liability in respect of warrants	1,321	1,211

Total long-term liabilities	1,780	1,650

Total liabilities	4,657	4,664

STOCKHOLDERS' EQUITY:

Common stock - $0.0001 par value; 100,000,000 shares authorized; 18,751,591 and 18,497,307 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively	2	2
Additional paid-in capital	102,654	100,126
Deficit accumulated during the development stage	(87,062)	(81,705)

Total stockholders' equity	15,594	18,423

Total liabilities and stockholders' equity	$20,251	$23,087

The accompanying notes are an integral part of the interim consolidated financial statements.

MEDGENICS, INC. AND ITS SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS
U.S. dollars in thousands (except share and per share data)

	Three months ended March 31,		Period from January 27, 2000 (inception) through March 31,
	2014	2013	2014
	Unaudited

Research and development expenses	$2,142	$2,031	$48,641

Less - Participation by the Office of the Chief Scientist	-	-	(8,622)
U.S. Government grant	-	-	(244)
Participation by third party	-	-	(1,067)

Research and development expenses, net	2,142	2,031	38,708

General and administrative expenses	3,093	2,546	47,209

Other income:
Excess amount of participation in research and development from third party	-	-	(2,904)

Operating loss	(5,235)	(4,577)	(83,013)

Financial expenses	(120)	(14)	(4,728)
Financial income	3	915	367

Loss before taxes on income	(5,352)	(3,676)	(87,374)

Taxes on income	5	3	117

Loss	$(5,357)	$(3,679)	$(87,491)

Basic loss per share	$(0.28)	$(0.24)

Diluted loss per share	$(0.28)	$(0.29)

Weighted average number of Common stock used in computing basic loss per share	18,872,001	15,222,268

Weighted average number of Common stock used in computing diluted loss per share	18,872,001	15,634,768

The accompanying notes are an integral part of the interim consolidated financial statements.

MEDGENICS, INC. AND ITS SUBSIDIARY

(A Development Stage Company)

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
U.S. dollars in thousands (except share data)

	Common stock		Additional paid-in capital	Deficit accumulated during the development stage	Total stockholders' equity
	Shares	Amount

Balance as of December 31, 2012	12,307,808	$1	$66,509	$(64,576)	$1,934

Issuance of Common stock and warrants at $5.24 per share and $0.01 per warrant	6,070,000	1	28,820	-	28,821
Stock-based compensation related to the issuance of Common stock to consultants (**)	55,000	(*)	462	-	462
Stock-based compensation related to the issuance and vesting of restricted Common stock to directors	45,000	(*)	215	-	215
Exercise of warrants and options	3,500	(*)	13	-	13
Stock-based compensation related to options and warrants granted to consultants, directors and employees	-	-	778	-	778
Loss	-	-	-	(3,679)	(3,679)

Balance as of March 31, 2013 (unaudited)	18,481,308	$2	$96,797	$(68,255)	$28,544

Balance as of December 31, 2013	18,497,307	$2	$100,126	$(81,705)	$18,423

Stock-based compensation related to the issuance and vesting of restricted Common stock to directors and an employee (***)	28,000	(*)	252	-	252
Exercise of warrants and options	198,284	(*)	764	-	764
Stock-based compensation related to options and warrants granted to consultants, directors and employees	-	-	1,512	-	1,512
Loss	-	-	-	(5,357)	(5,357)

Balance as of March 31, 2014 (unaudited)	18,723,591	$2	$102,654	$(87,062)	$15,594

(*)	Represents an amount lower than $1.
(**)	Includes stock-based compensation for an additional 25,000 shares which were not issued as of March 31, 2014.
(***)	Does not include 28,000 restricted shares not yet vested.

The accompanying notes are an integral part of the interim consolidated financial statements.

MEDGENICS, INC. AND ITS SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS
U.S. dollars in thousands

	Three months ended March 31,		Period from January 27, 2000 (inception) through March 31,
	2014	2013	2014
	Unaudited

CASH FLOWS FROM OPERATING ACTIVITIES:

Loss	$(5,357)	$(3,679)	$(87,491)

Adjustments to reconcile loss to net cash used in operating activities:

Depreciation	44	39	1,447
Loss from disposal of property and equipment	-	-	331
Stock-based compensation related to options, warrants, common shares and restricted shares granted to employees, directors and consultants	1,764	1,455	16,733
Interest and amortization of beneficial conversion feature of convertible note	-	-	759
Change in fair value of convertible debentures and warrants	110	(914)	3,368
Accrued severance pay, net	(147)	(9)	646
Exchange differences on a restricted lease deposit and on long-term loan	(*)	22	1

Changes in operating assets and liabilities:
Accounts receivable and prepaid expenses	(430)	(33)	(649)
Trade payables	(183)	74	1,483
Other accounts payable and accrued expenses	210	245	2,259
Restricted lease deposits	-	(5)	(63)

Net cash used in operating activities	(3,989)	(2,805)	(61,176)

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of property and equipment	(24)	(37)	(2,292)
Proceeds from disposal of property and equipment	-	-	176

Net cash used in investing activities	$(24)	$(37)	$(2,116)

(*) Represents an amount lower than $1.

The accompanying notes are an integral part of the interim consolidated financial statements.

MEDGENICS, INC. AND ITS SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS
U.S. dollars in thousands

	Three months ended March 31,		Period from January 27, 2000 (inception) through March 31,
	2014	2013	2014
	Unaudited

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from issuance of shares and warrants, net	$-	$28,861	$71,769
Proceeds from exercise of options and warrants, net	764	13	3,499
Repayment of a long-term loan	-	-	(73)
Proceeds from long-term loan	-	-	70
Issuance of a convertible debenture and warrants	-	-	7,168

Net cash provided by financing activities	764	28,874	82,433

Increase (decrease) in cash and cash equivalents	(3,249)	26,032	19,141

Balance of cash and cash equivalents at the beginning of the period	22,390	6,431	-

Balance of cash and cash equivalents at the end of the period	$19,141	$32,463	$19,141

Supplemental disclosure of cash flow information:

Cash paid during the period for:

Interest	$-	$-	$242

Taxes	$5	$46	$170

Supplemental disclosure of non-cash flow information:

Issuance expenses paid with shares	$-	$-	$310

Issuance of Common stock upon conversion of a convertible debentures	$-	$-	$8,430

Classification of liability in respect of warrants into equity due to the exercise of warrants	$-	$-	$2,014

The accompanying notes are an integral part of the interim consolidated financial statements.

MEDGENICS, INC. AND ITS SUBSIDIARY

(A Development Stage Company)

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands

NOTE 1:-	GENERAL

a.	Medgenics, Inc. (the "Company") was incorporated in January 2000 in Delaware. The Company has a wholly-owned subsidiary, Medgenics Medical Israel Ltd. (formerly Biogenics Ltd.) (the "Subsidiary"), which was incorporated in Israel in March 2000. The Company and the Subsidiary are engaged in the research and development of products in the field of biotechnology and associated medical equipment and are thus considered development stage companies as defined in Accounting Standards Codification ("ASC") topic number 915, "Development Stage Entities" ("ASC 915").

The Company's Common stock is traded on the NYSE MKT (formerly NYSE Amex).

b.	The Company and the Subsidiary are in the development stage. As reflected in the accompanying financial statements, the Company incurred a loss for the three month period ended March 31, 2014 of $5,357 and had a negative cash flow from operating activities of $3,989 during the three month period ended March 31, 2014. The accumulated deficit as of March 31, 2014 is $87,062. The Company and the Subsidiary have not yet generated revenues from product sale. In the past, the Company generated income from partnering on development programs and expects to expand its partnering activity. Management's plans also include seeking additional investments and commercial agreements to continue the operations of the Company and the Subsidiary.

The Company believes that the net proceeds of the underwritten public offering in February 2013, plus its existing cash and cash equivalents, should be sufficient to meet its operating and capital requirements into the second quarter of 2015.

NOTE 2:-	SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited interim financial statements of the Company, have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC") and should be read in conjunction with the audited financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2013 ("2013 Form 10-K") as filed with the SEC. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements that would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year as reported in the 2013 Form 10-K have been omitted.

Effective January 1, 2014, the Company adopted the authoritative guidance, issued by the Financial Accounting Standards Board (“FASB”) in July 2013, which requires that an unrecognized tax benefit, or portion of an unrecognized tax benefit, be presented as a reduction of a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward. If an applicable deferred tax asset is not available or a company does not expect to use the applicable deferred tax asset, the unrecognized tax benefit should be presented as a liability in the financial statements and should not be combined with an unrelated deferred tax asset. The adoption of this guidance had no impact on the Company's consolidated financial statements.

MEDGENICS, INC. AND ITS SUBSIDIARY

(A Development Stage Company)

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands

NOTE 3:-	STOCKHOLDERS' EQUITY

a.	Issuance of stock options, warrants and restricted shares to employees and directors:

1.	A summary of the Company's activity for restricted shares granted to employees and directors is as follows:

Restricted shares	Three months ended March 31, 2014

Number of restricted shares as of December 31, 2013	56,072
Vested	(50,500)

Granted	56,000

Number of restricted shares as of March 31, 2014	61,572

2.	A summary of the Company's activity for options and warrants granted to employees and directors is as follows:

	Three months ended March 31, 2014
	Number of options and warrants	Weighted Average exercise price	Weighted average remaining contractual terms (years)	Aggregate intrinsic value

Outstanding at December 31, 2013	7,366,043	$5.19

Granted	331,200	$7.97

Exercised	(147,368)	$2.77

Outstanding at March 31, 2014	7,549,875	$5.36	7.07	$16,455

Vested and expected to vest at March 31, 2014	7,283,892	$5.37	7.01	$15,918

Exercisable at March 31, 2014	2,391,700	$5.64	3.41	$5,854

The aggregate intrinsic value represents the total intrinsic value (the difference between the Company's Common share fair value as of March 31, 2014 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on March 31, 2014.

MEDGENICS, INC. AND ITS SUBSIDIARY

(A Development Stage Company)

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands

NOTE 3:- STOCKHOLDERS' EQUITY (Cont.)

Calculation of aggregate intrinsic value is based on the share price of the Company's Common stock as reported on the NYSE MKT of March 31, 2014 ($ 6.98 per share).

As of March 31, 2014, there was $9,748 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted to employees. That cost is expected to be recognized over a weighted-average period of 1.8 years.

b.	Issuance of shares, stock options and warrants to consultants:

A summary of the Company's activity for warrants and options granted to consultants is as follows:

	Three months ended March 31, 2014
	Number of options and warrants	Weighted average exercise price	Weighted average remaining contractual terms (years)	Aggregate intrinsic value

Outstanding at December 31, 2013	579,674	$6.72

Exercised	(45,066)	$6.04

Outstanding at March 31, 2014	534,608	$6.78	3.40	$634

Exercisable at March 31, 2014	478,991	$6.78	3.12	$596

The aggregate intrinsic value represents the total intrinsic value (the difference between the Company's Common share fair value as of March 31, 2014 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on March 31, 2014.

Calculation of aggregate intrinsic value is based on the share price of the Company's Common stock as reported on the NYSE MKT of March 31, 2014 ($ 6.98 per share).

As of March 31, 2014, there was $412 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted to consultants. That cost is expected to be recognized over a weighted-average period of 0.9 years.

MEDGENICS, INC. AND ITS SUBSIDIARY

(A Development Stage Company)

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands

NOTE 3:-	STOCKHOLDERS' EQUITY (Cont.)

c.	Compensation expenses:

Compensation expenses related to restricted shares, warrants and options granted to employees, directors and consultants was recorded in the Statement of Operations in the following line items:

	Three months ended March 31,
	2014	2013
	Unaudited	Unaudited

Research and development expenses	$269	$24
General and administrative expenses	1,495	1,431

	$1,764	$1,455

MEDGENICS, INC. AND ITS SUBSIDIARY

(A Development Stage Company)

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands

NOTE 3:-	STOCKHOLDERS' EQUITY (Cont.)

d.	Summary of options and warrants:

A summary of all the options and warrants outstanding as of March 31, 2014 is presented in the following table:

		As of March 31, 2014
						Weighted
						Average
	Exercise	Options and		Options and		Remaining
	Price per	Warrants		Warrants		Contractual
Options / Warrants	Share ($)	Outstanding		Exercisable		Terms (in years)

Options:
Granted to Employees and Directors	2.49-3.14	360,638		272,138		5.1
	3.64-4.99	3,645,429		257,215		8.9
	5.13-7.25	1,317,967		177,884		8.2
	8.19-14.5	1,320,651		779,273		4.7
		6,644,685		1,486,510

Granted to Consultants
	5.13-6.29	40,280		5,093		9.0
	6.65-8.19	94,204		77,538		1.5
	14.5	5,646		1,882		0.2
		140,130		84,513

Total Options		6,784,815		1,571,023

Warrants:

Granted to Employees and Directors	2.49	905,190		905,190		2.0

Granted to Consultants	3.19-4.01	161,370		161,370		3.3
	4.99	31,635		31,635		3.6
	9.17-11.16	201,473		201,473		3.2
		394,478		394,478

Issued to Investors
	0.0002	35,922		35,922		2.0
	4.54-6.00	3,233,521		3,233,521		2.0
	6.78-8.34	8,360,034	(*)	8,360,034	(*)	3.7
		11,629,477		11,629,477

Total Warrants		12,929,145		12,929,145

Total Options and Warrants		19,713,960		14,500,168

(*) Represents warrants to purchase 4,666,200 shares of Common stock.

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

The fair value of these warrants was estimated at March 31, 2014 and December 31, 2013 using the Binomial pricing model with the following assumptions:

	March 31, 2014	December 31, 2013

Dividend yield	0%	0%
Expected volatility	60.6%	78.1%
Risk-free interest rate	0.3%	0.3%
Contractual life (in years)	1.5	1.7

The changes in level 3 liabilities measured at fair value on a recurring basis:

Fair value of liability in respect of warrants

Balance as of December 31, 2012	$1,931

Change in the liability in respect of warrants	(720)

Balance as of December 31, 2013	1,211

Change in the liability in respect of warrants	110

Balance as of March 31, 2014 (unaudited)	$1,321

MEDGENICS, INC. AND ITS SUBSIDIARY

(A Development Stage Company)

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands

NOTE 5:-	LOSS PER SHARE

Details in the computation of diluted loss per share:

	Three months ended March 31,
	2014				2013
	Weighted average number of shares		Loss		Weighted average number of shares	Loss
	Unaudited

For the computation of basic loss	18,872,001		$5,357		15,222,268	$3,679

Effect of potential dilutive common shares issuable upon exercise of warrants classified as liability	-	(*)	-	(*)	412,500	914	(**)

For the computation of diluted loss	18,872,001		$5,357		15,634,768	$4,593

(*)	Anti-dilutive.
(**)	Financial income resulted from changes in fair value of warrants classified as liability.

The total weighted average number of shares related to the outstanding options, warrants and restricted shares excluded from the calculations of diluted loss per share due to their anti-dilutive effect was 15,605,983 and 9,264,499 for the three months ended March 31, 2014 and 2013, respectively.

NOTE 6:-	SUBSEQUENT EVENTS

a.	Subsequent to the Balance Sheet date, in April 2014, the Subsidiary received approval for an additional Research and Development program from the Office of the Chief Scientist at the Ministry of Economy of Israel for the period from December 2013 through November 2014. The approval allows for a grant of up to approximately $2,200 based on research and development expenses, not funded by others, of up to $3,900.

b.	Subsequent to the Balance Sheet date, in April 2014, stockholders approved the cancellation of the Company's Common stock from trading on the London Stock Exchange's Alternative Investment Market, or AIM. The last day of trading of the Company's common stock on AIM was April 15, 2014.

c.	Subsequent to the Balance Sheet date, in April 2014, stockholders also approved an amendment to the Company's Stock Incentive Plan, increasing the number of shares authorized to be issued under such plan by 2,000,000 shares.
15

MEDGENICS, INC. AND ITS SUBSIDIARY

(A Development Stage Company)

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands

NOTE 6:-	SUBSEQUENT EVENTS (Cont.)

d.	Subsequent to the Balance Sheet date, in April 2014, the Company granted six employees a total of 446,173 options exercisable at $6.45 per share. The shares have a 10 year term and were granted under the stock incentive plan. 155,000 of such options vest in four equal annual tranches, 250,000 options vest is three equal annual tranches and the remaining 41,173 options vested immediately.

- - - - -

ITEM 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read together with our financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q.

Forward Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are often identified by the use of words such as, but not limited to, “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “will,” “plan,” “project,” “seek,” “should,” “target,” “will,” “would” and similar expressions or variations intended to identify forward-looking statements. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section titled “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2013, and any updates to those risk factors included in Part II, Item 1A of this Quarterly Report on Form 10-Q. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

Overview

We are a medical technology and therapeutics company, developing an innovative and proprietary platform technology offering what we believe to be a novel approach for the $50 billion orphan and rare diseases therapeutics market. Our Biopump Platform Technology is designed to provide sustained protein/peptide therapy to treat a range of chronic diseases and conditions. We plan to initiate in vivo proof of concept studies with several orphan/rare disease candidates during 2014, with Phase 1 trials anticipated for 2015.

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

We have generated significant losses to date, and we expect to continue to generate losses as we progress towards the commercialization of our product candidates.  We have incurred net losses of approximately $5.36 million for the three month period ended March 31, 2014 and $87.49 million for the period from inception through March 31, 2014. As of March 31, 2014, we had stockholders’ equity of approximately $15.59 million.  We are unable to predict the extent of any future losses or when we will become profitable, if at all.

Recent Developments

In April 2014, our wholly-owned subsidiary, Medgenics Medical Israel Ltd., which we refer to as MMI, was awarded a government grant of up to NIS 7.7 million (approximately $2.2 million) from the OCS. The grant will be used to cover research and development expenses for the 12-month period from December 2013 through November 2014 to support further research and clinical development of our Biopump Platform Technology with respect to the treatment of rare and orphan diseases and anemia. Under the terms of the OCS grant, MMI will be required to repay the grant in full, plus interest, through royalties on revenue received from commercializing the developed technology. The payment of royalties is contingent on such revenues and, in the absence of such revenues, no royalty payments to the OCS will be required.

At our annual meeting of stockholders held on April 8, 2014, our stockholders approved the cancellation of our admission to the London Stock Exchange’s Alternative Investment Market, or AIM. The last day of trading of our common stock on AIM was April 15, 2014, with the cancellation of admission to trading on AIM effective on April 16, 2014. Following the cancellation, there is no longer any market facility in the United Kingdom for dealing in our common stock. Our common stock remains listed on the NYSE MKT.

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

Conducting a significant amount of development is central to our business model. Through March 31, 2014, we incurred approximately $48.64 million in gross research and development expenses since our inception on January 27, 2000. Product candidates in later-stage clinical development generally have higher development costs than those in earlier stages of development, primarily due to the significantly increased size and duration of the clinical trials. We plan to increase our research and development expenses for the foreseeable future in order to complete the proof of concept of our EPODURE Biopump with a new viral vector and implantation protocol, and our earlier-stage research and development projects including in targeted rare and orphan disease indications.

The process of conducting pre-clinical studies and clinical trials necessary to obtain regulatory approval is costly and time consuming. The probability of success for each product candidate and clinical trial may be affected by a variety of factors, including, among others, the quality of the product candidate’s early clinical data, investment in the program, competition, manufacturing capabilities and commercial viability. As a result of these uncertainties, together with the uncertainty associated with clinical trial enrollments and the risks inherent in the development process, we are unable to determine the duration and completion costs of current or future clinical stages of our product candidates or when, or to what extent, we will generate revenues from the commercialization and sale of any of our product candidates. Development timelines, probability of success and development costs vary widely. We are concurrently focusing on proceeding with the approved EPODURE Biopump trial to obtain proof of concept with the new viral vector and new implantation protocol and pursuing pre-clinical research and development in targeted orphan and rare diseases.

Research and development expenses are shown net of participation by third parties. In connection with our collaboration with Baxter Healthcare (which expired in 2011), the excess of the recognized amount received from the healthcare company over the amount of research and development expenses incurred during the period for the collaboration agreement was recognized as other income within operating income.

General and Administrative Expense

General and administrative expense consists primarily of salaries and other related costs, including stock-based compensation expense, for persons serving as our directors and in our executive, finance and accounting functions. Other general and administrative expense includes facility-related costs not otherwise included in research and development expense, costs associated with industry and trade shows, and professional fees for legal services and accounting services. We expect that our general and administrative expenses will increase as we add personnel. Since our inception on January 27, 2000 through March 31, 2014, we spent approximately $47.21 million on general and administrative expense.

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

Financial Expenses and Income

Financial expenses consists primarily of convertible debentures valuations, warrant valuations and interest and amortization of beneficial conversion feature of convertible note.

Financial income consists primarily of interest earned on our cash and cash equivalents and marketable securities.

Results of Operations for the Three Months Ended March 31, 2014 and 2013

Research and Development Expenses

Research and development expenses, both gross and net, for the three months ended March 31, 2014 were $2.14 million, increasing from $2.03 million for the same period in 2013 due mainly to increased stock-based compensation expenses related to options granted to research and development personnel.

General and Administrative Expenses

General and administrative expenses for the three months ended March 31, 2014 were $3.09 million, increasing from $2.55 million for the same period in 2013 primarily due to an increase in personnel and increased stock-based compensation expenses related to options granted to general and administrative personnel.

Financial Income and Expenses

Financial expenses for the three months ended March 31, 2014 were $0.12 million, increasing from $0.01 million for the same period in 2013. This increase of $0.11 million was mainly due to the change in valuation of the warrant liability.

Financial income for the three months ended March 31, 2014 was de minimis, decreasing from $0.92 million for the same period in 2013. The decrease was primarily due to the change in valuation of the warrant liability.

Liquidity and Capital Resources

Sources of Liquidity

We have financed our operations primarily through a combination of equity, debt issues and grants from the OCS and other third parties.

We received $8.62 million from inception through March 31, 2014 from the OCS in development grants, of which nil was received during the three months ended March 31, 2014.

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

Cash Flows

We had cash and cash equivalents of $19.14 million on March 31, 2014 and $22.39 million on December 31, 2013. The decrease in our cash balance during the three months ended March 31, 2014 was primarily the result of operating activities during the period.

Net cash used in operating activities of $3.99 million for the three months ended March 31, 2014 and $2.81 million for the three months ended March 31, 2013 primarily reflected our cash expenses for our operations.

Our cash used in investing activities relates mainly to our purchases of property and equipment.

Net cash provided by financing activities was $0.76 million for the three months ended March 31, 2014 and $28.87 million for the three months ended March 31, 2013. Our cash flows from financing activities during the three months ended March 31, 2014 were primarily the result of the exercise of options and warrants while our cash flows from financing activities during the three months ended March 31, 2013 were primarily the result of our registered public offering of common stock and Series 2013-A warrants during the period.

Funding Requirements

Our future capital requirements will depend on a number of factors, including our success in targeting rare and orphan disease candidates, the timing and outcome of clinical trials and regulatory approvals, the costs involved in preparing, filing, prosecuting, maintaining, defending, and enforcing patent claims and other intellectual property rights, the acquisition of licenses to new products or compounds, the status of competitive products, the availability of financing, and our success in developing markets for our product candidates.

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

Liability in Respect of Warrants

In the past, we issued warrants whose exercise price is subject to downward adjustment. In accordance with Accounting Standards Codification No. 815-40-15-7I, we classified these warrants as a liability at their fair value. The warrants liability will be remeasured at each reporting period until exercised or expired. The increase in the fair value of the warrants during the three months ended March 31, 2014 of $0.11 million and the decrease in the fair value of the warrants during the three months ended March 31, 2013 of $0.91 million are reported in the Statements of Operations as financial expenses and income, respectively.

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

For the purpose of valuing options and warrants granted to our employees, non-employees and directors and officers during the three months ended March 31, 2014 and 2013, we used the Binomial options pricing model. To determine the risk-free interest rate, we utilized the U.S. Treasury yield curve in effect at the time of grant with a term consistent with the expected term of our awards. We estimated the expected life of the options granted based on anticipated exercises in the future periods assuming the success of our business model as currently forecast. The expected dividend yield reflects our current and expected future policy for dividends on our common stock. The expected stock price volatility for our stock options was calculated by examining historical volatilities for publicly traded industry peers as we do not have sufficient trading history for our common stock. We will continue to analyze the expected stock price volatility and expected term assumptions as more historical data for our common stock becomes available. We currently estimate that we will experience 5%-8% forfeitures for those options currently outstanding.

Off-Balance Sheet Arrangements

There have been no material changes to the discussion of off-balance sheet arrangements included in our Annual Report on Form 10-K for the year ended December 31, 2013.

ITEM 3 — Quantitative and Qualitative Disclosures about Market Risk

There has been no significant change in our exposure to market risk during the three months ended March 31, 2014. For a discussion of our exposure to market risk, refer to Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” contained in our Annual Report on Form 10-K for the year ended December 31, 2013.

ITEM 4 — Controls and Procedures

Evaluation of disclosure controls and procedures

As required by Exchange Act Rule 13a-15(b), in connection with the filing of this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2014, the end of the period covered by this report.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1 — Legal Proceedings

We are not currently a party, as plaintiff or defendant, to any legal proceedings which, individually or in the aggregate, are expected by us to have a material effect on our business, financial condition or results of operation if determined adversely to us.

ITEM 1A — Risk Factors

There are no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013.

ITEM 2 — Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 3 — Defaults Upon Senior Securities

None.

ITEM 4 — Mine Safety Disclosures

Not applicable.

ITEM 5 — Other Information

None.

ITEM 6 — Exhibits

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation (previously filed as Exhibit 3.1 to the Company’s Registration Statement on Form S-1 filed November 5, 2010 (File No. 333-170425) and incorporated herein by reference).

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation (previously filed as Exhibit 3.2 to the Company’s Registration Statement on Form S-1 filed November 5, 2010 (File No. 333-170425) and incorporated herein by reference).

3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation dated as of February 14, 2011 (previously filed as Exhibit 4.3 to the Company’s Post-Effective Amendment No. 1 to Form S-1 on Form S-3 filed July 16, 2012 (File No. 333-170425) and incorporated herein by reference).

3.4	Second Amended and Restated By-Laws (previously filed as Exhibit 3.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 (File No. 001-35112) and incorporated herein by reference).

10.1	Second Amendment of the Medgenics, Inc. Stock Incentive Plan (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 9, 2014 (File No. 001-35112) and incorporated herein by reference).

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101	Interactive Data File (furnished herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEDGENICS, INC.

Date: May 8, 2014	By:	/s/ Michael F. Cola
Michael F. Cola
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 8, 2014	By:	/s/ John H. Leaman
John H. Leaman
Chief Financial Officer
(Principal Financial Officer)

