Form 10-Q
period 2014-06-30
MEDGENICS, INC.
filed 2014-07-16
CIK 1138776

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

As of July 11, 2014, the registrant had 18,805,265 shares of common stock, $0.0001 par value, outstanding.

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

2

PART I — FINANCIAL INFORMATION

ITEM 1 — Financial Statements

MEDGENICS, INC. AND ITS SUBSIDIARY

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

As of June 30, 2014

IN U.S. DOLLARS IN THOUSANDS

(Unaudited)

MEDGENICS, INC. AND ITS SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
U.S. dollars in thousands (except share and per share data)

	June 30,	December 31,
	2014	2013
	Unaudited
ASSETS

CURRENT ASSETS:

Cash and cash equivalents	$16,429	$22,390
Accounts receivable and prepaid expenses	997	202

Total current assets	17,426	22,592

LONG-TERM ASSETS:

Restricted lease deposits	31	42
Severance pay fund	102	96
Property and equipment, net	492	357

Total long-term assets	625	495

Total assets	$18,051	$23,087

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

Trade payables	$988	$1,062
Other accounts payable and accrued expenses	1,380	1,952

Total current liabilities	2,368	3,014

LONG-TERM LIABILITIES:

Accrued severance pay	467	439
Liability in respect of warrants	1,517	1,211

Total long-term liabilities	1,984	1,650

Total liabilities	4,352	4,664

STOCKHOLDERS' EQUITY:

Common stock - $0.0001 par value; 100,000,000 shares authorized; 18,808,765 shares issued and 18,805,265 shares outstanding at June 30, 2014;18,497,307 shares issued and outstanding at December 31, 2013	2	2
Additional paid-in capital	104,599	100,126
Accumulated deficit	(90,902)	(81,705)

Total stockholders' equity	13,699	18,423

Total liabilities and stockholders' equity	$18,051	$23,087

The accompanying notes are an integral part of the interim consolidated financial statements.

MEDGENICS, INC. AND ITS SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS
U.S. dollars in thousands (except share and per share data)

	Six months ended June 30,		Three months ended June 30,
	2014	2013	2014	2013
	Unaudited

Research and development expenses	$4,097	$4,104	$1,955	$2,073

Less:
Participation by the Office of the Chief Scientist	(1,182)	(1,218)	(1,182)	(1,218)

Research and development expenses, net	2,915	2,886	773	855

General and administrative expenses	5,957	4,134	2,864	1,588

Operating loss	(8,872)	(7,020)	(3,637)	(2,443)

Financial expenses	(337)	(39)	(217)	(25)
Financial income	18	1,286	15	371

Loss before taxes on income	(9,191)	(5,773)	(3,839)	(2,097)

Taxes on income	6	5	1	2

Loss	$(9,197)	$(5,778)	$(3,840)	$(2,099)

Basic loss per share	$(0.49)	$(0.34)	$(0.21)	$(0.11)

Diluted loss per share	$(0.49)	$(0.42)	$(0.21)	$(0.11)

Weighted average number of Common stock used in computing basic loss per share	18,664,544	16,850,657	18,715,541	18,410,951
Weighted average number of Common stock used in computing diluted loss per share	18,664,544	16,895,741	18,715,541	18,410,951

The accompanying notes are an integral part of the interim consolidated financial statements.

MEDGENICS, INC. AND ITS SUBSIDIARY

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
U.S. dollars in thousands (except share and per share data)

	Common stock			Additional paid-in capital	Deficit accumulated during the development stage	Total stockholders' equity
	Shares	Amount

Balance as of December 31, 2012	12,307,808	$1		$66,509	$(64,576)	$1,934

Issuance of Common stock and warrants at $ 5.24 per share and $ 0.01 per warrant	6,070,000	1		28,820	-	28,821
Stock based compensation related to the issuance of Common stock to consultants (**)	55,000	(*	)	494	-	494
Stock based compensation related to the issuance and vesting of restricted Common stock to directors and an employee	45,000	(*	)	274	-	274
Exercise of warrants and options	3,500	(*	)	13	-	13
Stock based compensation related to options and warrants granted to consultants and employees	-	-		1,309	-	1,309
Loss	-	-		-	(5,778)	(5,778)

Balance as of June 30, 2013 (unaudited)	18,481,308	$2		$97,419	$(70,354)	$27,067

Balance as of December 31, 2013	18,497,307	$2		$100,126	$(81,705)	$18,423

Stock-based compensation related to the issuance and vesting of restricted Common stock to directors and an employee (***)	28,000	(*	)	331	-	331
Exercise of warrants and options	255,458	(*	)	951	-	951
Stock-based compensation related to options and warrants granted to consultants, directors and employees	-	-		3,191	-	3,191
Loss	-	-		-	(9,197)	(9,197)

Balance as of June 30, 2014 (unaudited)	18,780,765	$2		$104,599	$(90,902)	$13,699

(* ) Represents an amount lower than $ 1.

(**) Includes stock based compensation for an additional 25,000 shares which were not issued as of June 30, 2013 and 2014.

(***) Does not include 24,500 restricted shares not yet vested.

The accompanying notes are an integral part of the interim consolidated financial statements.

MEDGENICS, INC. AND ITS SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
U.S. dollars in thousands

	Six months ended June 30,
	2014	2013
	Unaudited

CASH FLOWS FROM OPERATING ACTIVITIES:

Loss	$(9,197)	$(5,778)

Adjustments to reconcile loss to net cash used in operating activities:

Depreciation	98	84
Stock-based compensation related to options, warrants, common shares and restricted shares granted to employees, directors and consultants	3,522	2,077
Change in fair value of warrants	306	(1,277)
Accrued severance pay, net	(325)	(6)
Exchange differences on a restricted lease deposit and on long term loan	(* )	1
Changes in operating assets and liabilities:
Accounts receivable and prepaid expenses	(795)	(1,256)
Trade payables	(74)	24
Other accounts payable and accrued expenses	(225)	(48)
Restricted lease deposits	11	(5)

Net cash used in operating activities	(6,679)	(6,184)

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of property and equipment	(233)	(142)

Net cash used in investing activities	$(233)	$(142)

(*) Represents an amount lower than $1.

The accompanying notes are an integral part of the interim consolidated financial statements.

MEDGENICS, INC. AND ITS SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
U.S. dollars in thousands

	Six months ended June 30,
	2014	2013
	Unaudited
CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from issuance of shares and warrants, net	$-	$28,861
Proceeds from exercise of options and warrants, net	951	13

Net cash provided by financing activities	951	28,874

Increase (decrease) in cash and cash equivalents	(5,961)	22,548

Balance of cash and cash equivalents at the beginning of the period	22,390	6,431

Balance of cash and cash equivalents at the end of the period	$16,429	$28,979

Supplemental disclosure of cash flow information:

Cash paid during the period for taxes	$6	$5

The accompanying notes are an integral part of the interim consolidated financial statements.

MEDGENICS, INC. AND ITS SUBSIDIARY

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except share and per share data)

NOTE 1:-	GENERAL

a.	Medgenics, Inc. (the "Company") was incorporated in January 2000 in Delaware. The Company has a wholly-owned subsidiary, Medgenics Medical Israel Ltd. (the "Subsidiary"), which was incorporated in Israel in March 2000. The Company and the Subsidiary are engaged in the research and development of products in the field of biotechnology and associated medical equipment.

The Company's Common stock is traded on the NYSE MKT (formerly NYSE Amex).

In April 2014, stockholders approved the cancellation of the Company's Common stock from trading on the London Stock Exchange's Alternative Investment Market, or AIM. The last day of trading of the Company's common stock on AIM was April 15, 2014.

b.	As reflected in the accompanying financial statements, the Company incurred a loss for the six month period ended June 30, 2014 of $9,197 and had a negative cash flow from operating activities of $6,679 during the six month period ended June 30, 2014. The accumulated deficit as of June 30, 2014 is $90,902. The Company and the Subsidiary have not yet generated revenues from product sale. Management's plans also include seeking additional investments and commercial agreements to continue the operations of the Company and the Subsidiary.

The Company believes that the net proceeds of the underwritten public offering in February 2013, plus its existing cash and cash equivalents, should be sufficient to meet its operating and capital requirements through the second quarter of 2015.

c.	In April 2014, the Subsidiary received approval for an additional Research and Development program from the Office of the Chief Scientist at the Ministry of Economy of Israel for the period from December 2013 through November 2014. The approval allows for a grant of up to approximately $2,200 based on research and development expenses, not funded by others, of up to $3,900. As of June 30, 2014, $777 has been received and $405 recorded as a grants receivable.

MEDGENICS, INC. AND ITS SUBSIDIARY

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except share and per share data)

NOTE 2:-	SIGNIFICANT ACCOUNTING POLICIES

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

In June 2014 the FASB issued ASU 2014-10 regarding development stage entities. The ASU removes the definition of development stage entity, as was previously defined under generally accepted accounting principles in the United States (U.S. GAAP), from the accounting standards codification, thereby removing the financial reporting distinction between development stage entities and other reporting entities from U.S. GAAP.

In addition, the ASU eliminates the requirements for development stage entities to (i) present inception-to-date information in the statement of income, cash flow and stockholders' equity, (ii) label the financial statements as those of a development stage entity, (iii) disclose a description of the development stage activities in which the entity is engaged, and (iv) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage.

The Company has applied the ASU effective from the financial statements as of June 30, 2014.

NOTE 3:-	COMMITMENTS AND CONTINGENCIES

a.	In May 2014, the Company signed an agreement with the Board of Trustees of the Leland Stanford Junior University (“Stanford”). According to the agreement, Stanford granted the Company a non-exclusive license for a patent for commercial development, production and marketing of certain products based on its know-how. In consideration, the Company agreed to pay Stanford the following amounts:

MEDGENICS, INC. AND ITS SUBSIDIARY

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except share and per share data)

NOTE 3:-	COMMITMENTS AND CONTINGENCIES (Cont.)

i) An issue royalty of $25 upon signing the agreement.

ii) License maintenance fees of:

1.	$10 in May 2015 and May 2016

2.	$20 in May 2017 and May 2018

3.	$50 in May 2019 and each year thereafter

iii) Royalties at a rate of 1.5% of net sales.

iv) Milestone payments of:

1.	$50 upon dosing of the first patient with a licensed product

2.	$150 upon the first approval in the U.S. of a licensed product

3.	$150 upon the first approval in Europe or Japan of a licensed product.

b.	In May 2014, the Company notified the University of Michigan of its decision to terminate the License agreement effective August 2014.

NOTE 4:-	STOCKHOLDERS' EQUITY

a.	Issuance of stock options, warrants and restricted shares to employees and directors:

1.	In April 2014, stockholders approved an amendment to the Company's Stock Incentive Plan, increasing the number of shares authorized to be issued under such plan by 2,000,000 shares.

2.	A summary of the Company's activity for restricted shares granted to employees and directors is as follows:

Restricted shares	Six months ended June 30, 2014

Number of restricted shares as of December 31, 2013	56,072
Vested	(79,072)
Forfeited	(3,500)
Granted	56,000

Number of restricted shares as of June 30, 2014	29,500

MEDGENICS, INC. AND ITS SUBSIDIARY

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except share and per share data)

NOTE 4:-	STOCKHOLDERS' EQUITY (Cont.)

3.	A summary of the Company's activity for options and warrants granted to employees and directors is as follows:

	Six months ended June 30, 2014
	Number of options and warrants	Weighted Average exercise price	Weighted average remaining contractual terms (years)	Aggregate intrinsic value

Outstanding at December 31, 2013	7,366,043	$5.19

Granted	777,373	$7.10

Forfeited	(17,500)	$3.14

Exercised	(202,868)	$2.85

Outstanding at June 30, 2014	7,923,048	$5.44	7.02	$21,599

Vested and expected to vest at June 30, 2014	7,653,492	$5.46	6.95	$20,858

Exercisable at June 30, 2014	2,687,401	$6.28	3.27	$6,941

The aggregate intrinsic value represents the total intrinsic value (the difference between the Company's Common share fair value as of June 30, 2014 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on June 30, 2014.

Calculation of aggregate intrinsic value is based on the closing share price of the Company's Common stock as reported on the NYSE MKT on June 30, 2014 ($ 7.77 per share).

As of June 30, 2014, there was $9,719 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted to employees. That cost is expected to be recognized over a weighted-average period of 1.7 years.

MEDGENICS, INC. AND ITS SUBSIDIARY

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except share and per share data)

NOTE 4:-	STOCKHOLDERS' EQUITY (Cont.)

b.	Issuance of shares, stock options and warrants to consultants:

A summary of the Company's activity for warrants and options granted to consultants is as follows:

	Six months ended June 30, 2014
	Number of options and warrants	Weighted average exercise price	Weighted average remaining contractual terms (years)	Aggregate intrinsic value

Outstanding at December 31, 2013	579,674	$6.72

Forfeited	(80,782)	$7.81

Exercised	(45,066)	$6.04

Outstanding at June 30, 2014	453,826	$6.60	3.73	$828

Exercisable at June 30, 2014	423,733	$6.63	3.35	$777

The aggregate intrinsic value represents the total intrinsic value (the difference between the Company's Common share fair value as of June 30, 2014 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on June 30, 2014.

Calculation of aggregate intrinsic value is based on the closing share price of the Company's Common stock as reported on the NYSE MKT on June 30, 2014 ($ 7.77 per share).

As of June 30, 2014, there was $147 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted to consultants. That cost is expected to be recognized over a weighted-average period of 2.0 years.

c.	Compensation expenses:

Compensation expense related to shares, warrants and options granted to employees, directors and consultants was recorded in the Statement of Operations in the following line items:

MEDGENICS, INC. AND ITS SUBSIDIARY

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except share and per share data)

NOTE 4:-	STOCKHOLDERS' EQUITY (Cont.)

	Six months ended June 30,		Three months ended June 30,
	2014	2013	2014	2013
	Unaudited		Unaudited

Research and development expenses	$493	$66	$224	$42
General and administrative expenses	3,029	2,011	1,534	580

	$3,522	$2,077	$1,758	$622

MEDGENICS, INC. AND ITS SUBSIDIARY

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except share and per share data)

NOTE 4:-	STOCKHOLDERS' EQUITY (Cont.)

d.	Summary of options and warrants:

A summary of all the options and warrants outstanding as of June 30, 2014 is presented in the following table:

		As of June 30, 2014
						Weighted
						Average
	Exercise	Options and		Options and		Remaining
	Price per	Warrants		Warrants		Contractual
Options / Warrants	Share ($)	Outstanding		Exercisable		Terms (in years)

Options:
Granted to Employees and Directors	2.49-3.14	305,638		234,638		4.9
	3.64-4.99	3,627,429		239,215		8.7
	5.13-7.25	1,764,140		229,085		8.4
	8.19-14.5	1,320,651		1,079,273		4.5
		7,017,858		1,782,211

Granted to Consultants
	5.13	15,280		10,187		7.8
	6.29-6.65	44,068		19,068		8.0
		59,348		29,255

Total Options		7,077,206		1,811,466

Warrants:

Granted to Employees and Directors	2.49	905,190		905,190		1.8

Granted to Consultants	3.19-4.01	161,370		161,370		3.1
	4.99	31,635		31,635		3.4
	9.17-11.16	201,473		201,473		3.0
		394,478		394,478

Issued to Investors
	0.0002	35,922		35,922		1.8
	4.54-6.00	3,229,771		3,229,771		1.7
	6.78-8.34	8,360,034	(*)	8,360,034	(*)	3.5
		11,625,727		11,625,727

Total Warrants		12,925,395		12,925,395

Total Options and Warrants		20,002,601		14,736,861

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

The fair value of these warrants was estimated at June 30, 2014 and December 31, 2013 using the Binomial pricing model with the following assumptions:

	June 30, 2014	December 31, 2013

Dividend yield	0%	0%
Expected volatility	55.4%	78.1%
Risk-free interest rate	0.2%	0.3%
Contractual life (in years)	1.2	1.7

The changes in level 3 liabilities measured at fair value on a recurring basis:

Fair value of liability in respect of warrants

Balance as of December 31, 2012	$1,931

Change in the liability in respect of warrants	(720)

Balance as of December 31, 2013	1,211

Change in the liability in respect of warrants	306

Balance as of June 30, 2014 (unaudited)	1,517

MEDGENICS, INC. AND ITS SUBSIDIARY

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except share and per share data)

NOTE 6:-	LOSS PER SHARE

Details in the computation of diluted loss per share:

	Six months ended June 30,
	2014				2013
	Weighted average number of shares		Loss		Weighted average number of shares	Loss
	Unaudited

For the computation of basic loss	18,664,544		$9,197		16,850,657	$5,778

Effect of potential dilutive common shares issuable upon exercise of warrants classified as liability	-	(*)	-	(*)	45,084	$1,277	(**)

For the computation of diluted loss	18,664,544		$9,197		16,895,741	$7,055

	Three months ended June 30,
	2014		2013
	Weighted average number of shares	Loss	Weighted average number of Shares	Loss
	Unaudited
For the computation of basic and diluted loss	18,715,541	$3,840	18,410,951	$2,099

(*)	Anti-dilutive.
(**)	Financial income resulted from changes in fair value of warrants classified as liability.

The total weighted average number of shares related to the outstanding options, warrants and restricted shares excluded from the calculations of diluted loss per share due to their anti-dilutive effect was 16,275,584 and 10,289,103 for the six months ended June 30, 2014 and 2013, respectively.

- - - - -

ITEM 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read together with our financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q.

Forward Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are often identified by the use of words such as, but not limited to, “aim,” “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “seek,” “should,” “target,” “will,” “would” and similar expressions or variations intended to identify forward-looking statements. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section titled “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2013, and any updates to those risk factors included in Part II, Item 1A of this Quarterly Report on Form 10-Q. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

Overview

We are an ex vivo gene therapy company, developing an innovative and proprietary platform technology offering what we believe to be a novel therapeutic approach for use in the $50 billion orphan and rare disease therapeutics markets. Our BioPump Platform Technology is designed to provide sustained protein and peptide therapy to treat a range of chronic diseases and conditions. We have initiated in vivo proof of concept studies with several orphan/rare disease candidates, and we anticipate initiating Phase I clinical trials for those programs in 2015.

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

We have generated significant losses to date, and we expect to continue to generate losses as we progress towards the commercialization of our product candidates.  We have incurred net losses of approximately $9.20 million for the six month period ended June 30, 2014. As of June 30, 2014, we had stockholders’ equity of approximately $13.70 million.  We are unable to predict the extent of any future losses or when we will become profitable, if at all.

Recent Developments

In June 2014, the first patient was enrolled in our Phase I/II clinical trial of MDGN-201 (EPODURE). The aim of the trial is to validate the potential of our BioPump Platform Technology using a second generation vector, which was developed to enhance durability of the proposed therapeutic effect. The study will evaluate the potential of the updated platform to offer sustained production and delivery of erythropoietin (EPO) to treat anemia in dialysis patients with end-stage renal disease (ESRD) or chronic kidney disease (CKD). This trial is expected to enroll up to 18 patients with either CKD or ESRD who require EPO treatment for anemia. We expect that each patient will receive one or more BioPumps and will be followed for at least one year. The trial endpoints include plasma EPO levels, blood counts and safety assessment. Preliminary results are expected by the end of 2014.

In April 2014, our wholly-owned subsidiary, Medgenics Medical Israel Ltd., which we refer to as MMI, was awarded a government grant of up to NIS 7.27 million (approximately $2.2 million) from the OCS. The grant will be used to cover research and development expenses for the 12-month period from December 2013 through November 2014 to support further research and clinical development of our BioPump Platform Technology with respect to the treatment of rare and orphan diseases and anemia. Under the terms of the OCS grant, MMI will be required to repay the grant in full, plus interest, through royalties on revenue received from commercializing the developed technology. The payment of royalties is contingent on such revenues and, in the absence of such revenues, no royalty payments to the OCS will be required. During the six months ended June 30, 2014, MMI received $0.78 million from the OCS under this grant.

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

Financial Expenses and Income

Financial expenses consists primarily of warrant valuations.

Financial income consists primarily of warrant valuations and interest earned on our cash and cash equivalents.

Results of Operations for the Six Months Ended June 30, 2014 and 2013

Research and Development Expenses

Gross research and development expenses for the six months ended June 30, 2014 were $4.10 million, similar to the same period in 2013. Research and development expenses, net for the six months ended June 30, 2014 were $2.92 million, increasing slightly from $2.89 million for the same period in 2013 due to a decrease of $0.04 million in the participation by the OCS.

General and Administrative Expenses

 General and administrative expenses for the six months ended June 30, 2014 were $5.96 million, increasing from $4.13 million for the same period in 2013 primarily due to an increase in personnel and increased stock-based compensation expenses related to options granted to general and administrative personnel.

Financial Expenses and Income

Financial expenses for the six months ended June 30, 2014 were $0.34 million, increasing from $0.04 million for the same period in 2013. This increase of $0.30 million was mainly due to the change in valuation of the warrant liability.

Financial income for the six months ended June 30, 2014 was $0.02 million, decreasing from $1.29 million for the same period in 2013. The decrease was primarily due to the change in valuation of the warrant liability.

Results of Operations for the Three Months Ended June 30, 2014 and 2013

Research and Development Expenses

Gross research and development expenses for the three months ended June 30, 2014 were $1.96 million, decreasing from $2.07 million for the same period in 2013 due mainly to deferred expenses. Net research and development expenses for the three months ended June 30, 2014 decreased to $0.77 million from $0.86 million for the same period in 2013. The decrease in net research and development expenses was due to the decrease in gross research and development expenses offset in part by the participation by the Israel OCS of $1.18 million in the three months ended June 30, 2014, compared with $1.22 million in the same period in 2013.

General and Administrative Expenses

General and administrative expenses for the three months ended June 30, 2014 were $2.86 million, increasing from $1.59 million for the same period in 2013 primarily due to an increase in personnel and increased stock-based compensation expenses related to options granted to general and administrative personnel and consultants.

Financial Expenses and Income

Financial expenses for the three months ended June 30, 2014 were $0.22 million, increasing from $0.03 million for the same period in 2013. This increase of $0.19 million was mainly due to the change in valuation of the warrant liability.

Financial income for the three months ended June 30, 2014 was $0.02 million decreasing from $0.37 million for the same period in 2013. The decrease was primarily due to the change in valuation of the warrant liability.

Liquidity and Capital Resources

Sources of Liquidity

Since the beginning of 2013, we have financed our operations primarily through a combination of equity issues and grants from the OCS.

We received $9.40 million from inception through June 30, 2014 from the OCS in development grants, of which $0.78 million was received during the six months ended June 30, 2014 and nil was received during the six months ended June 30, 2013.

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

Cash Flows

We had cash and cash equivalents of $16.43 million at June 30, 2014 and $22.39 million at December 31, 2013. The decrease in our cash balance during the six months ended June 30, 2014 was primarily the result of operating activities during the period.

Net cash used in operating activities of $6.68 million for the six months ended June 30, 2014 and $6.18 million for the six months ended June 30, 2013 primarily reflected our cash expenses for our operations.

Net cash used in investing activities of $0.23 million for the six months ended June 30, 2014 and $0.14 million for the six months ended June 30, 2013 relates to our purchases of property and equipment.

Net cash provided by financing activities was $0.95 million for the six months ended June 30, 2014 and $28.87 million for the six months ended June 30, 2013. Our cash flows from financing activities during the six months ended June 30, 2014 were primarily the result of the exercise of options and warrants while our cash flows from financing activities during the six months ended June 30, 2013 were primarily the result of our registered public offering of common stock and Series 2013-A warrants during the period.

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

Absent significant corporate collaboration and licensing arrangements, we will need to finance our future cash needs through public or private equity offerings or debt financings in the future. We do not currently have any commitments for future external funding beyond the OCS grant discussed above. We may need to raise additional funds more quickly if one or more of our assumptions prove to be incorrect or if we choose to expand our product development efforts more rapidly than we presently anticipate, and we may decide to raise additional funds even before we need them if the conditions for raising capital are favorable. We may seek to encourage holders of our warrants to exercise, sell additional equity or debt securities or obtain a bank credit facility. The sale of additional equity or debt securities, if convertible, could result in dilution to our stockholders. The incurrence of indebtedness would result in increased fixed obligations and could also result in covenants that would restrict our operations.

Our plans include seeking additional investments, commercial agreements, and targeted business development opportunities to expand our pipeline and continue our operations. However, there is no assurance that we will be successful in our efforts to raise the necessary capital, consumate targeted business development opportunities, and/or reach such commercial agreements to continue our planned research and development activities.

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

Liability in Respect of Warrants

In the past, we issued warrants whose exercise price is subject to downward adjustment. In accordance with Accounting Standards Codification No. 815-40-15-7I, we classified these warrants as a liability at their fair value. The warrants liability will be remeasured at each reporting period until exercised or expired. The increase in the fair value of the warrants during the six months ended June 30, 2014 of $0.31 million and the decrease in the fair value of the warrants during the six months ended June 30, 2013 of $1.28 million are reported in the Statements of Operations as financial expenses and income, respectively.

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

For the purpose of valuing options and warrants granted to our employees, non-employees and directors and officers during the six months ended June 30, 2014 and 2013, we used the Binomial options pricing model. To determine the risk-free interest rate, we utilized the U.S. Treasury yield curve in effect at the time of grant with a term consistent with the expected term of our awards. We estimated the expected life of the options granted based on anticipated exercises in the future periods assuming the success of our business model as currently forecast. The expected dividend yield reflects our current and expected future policy for dividends on our common stock. The expected stock price volatility for our stock options was calculated by examining historical volatilities for publicly traded industry peers as we do not have sufficient trading history for our common stock. We will continue to analyze the expected stock price volatility and expected term assumptions as more historical data for our common stock becomes available. We currently estimate that we will experience 5%-8% forfeitures for those options currently outstanding.

ASU 2014-10 regarding development stage entities

In June 2014 the FASB issued ASU 2014-10 regarding development stage entities. The ASU removes the definition of development stage entity, as was previously defined under generally accepted accounting principles in the United States (U.S. GAAP), from the accounting standards codification, thereby removing the financial reporting distinction between development stage entities and other reporting entities from U.S. GAAP.

In addition, the ASU eliminates the requirements for development stage entities to (i) present inception-to-date information in the statement of income, cash flow and stockholders' equity, (ii) label the financial statements as those of a development stage entity, (iii) disclose a description of the development stage activities in which the entity is engaged, and (iv) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage.

We have applied the ASU effective from the financial statements as of June 30, 2014.

Off-Balance Sheet Arrangements

In May 2014, we signed an agreement with the Board of Trustees of the Leland Stanford Junior University (Stanford). According to the agreement, Stanford granted us a non-exclusive license for a patent for commercial development, production and marketing of certain products based on its know-how. In consideration, we agreed to pay Stanford the following amounts:

i) An issue royalty of $25,000 upon signing the agreement.

ii) License maintenance fees of:

1.	$10,000 in May 2015 and May 2016
2.	$20,000 in May 2017 and May 2018
3.	$50,000 in May 2019 and each year thereafter

iii) Royalties at a rate of 1.5% of net sales.

iv) Milestone payments of:

1.	$50,000 upon dosing of the first patient with a licensed product
2.	$150,000 upon the first approval in the U.S. of a licensed product
3.	$150,000 upon the first approval in Europe or Japan of a licensed product

In May 2014, we notified the University of Michigan of our decision to terminate our License agreement effective August 2014.

ITEM 3 — Quantitative and Qualitative Disclosures about Market Risk

There has been no significant change in our exposure to market risk during the six months ended June 30, 2014. For a discussion of our exposure to market risk, refer to Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” contained in our Annual Report on Form 10-K for the year ended December 31, 2013.

ITEM 4 — Controls and Procedures

Evaluation of disclosure controls and procedures

As required by Exchange Act Rule 13a-15(b), in connection with the filing of this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2014, the end of the period covered by this report.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1 — Legal Proceedings

We are not currently a party, as plaintiff or defendant, to any legal proceedings which, individually or in the aggregate, are expected by us to have a material effect on our business, financial condition or results of operation if determined adversely to us.

ITEM 1A — Risk Factors

Terrorist attacks on Israel, primarily from the Gaza Strip, have increased over the past few weeks. To date our activities have not been affected; however, there is no assurance that they will not be significantly affected in the future.

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

MEDGENICS, INC.

Date: July 16, 2014	By:	/s/ Michael F. Cola
Michael F. Cola
President and Chief Executive Officer
(Principal Executive Officer)

Date: July 16, 2014	By:	/s/ John H. Leaman
John H. Leaman
Chief Financial Officer
(Principal Financial Officer)

