Form 10-Q
period 2014-09-30
MEDGENICS, INC.
filed 2014-10-15
CIK 1138776

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

As of October 10, 2014, the registrant had 18,910,403 shares of common stock, $0.0001 par value, outstanding.

MEDGENICS, INC.

Unless the context otherwise requires, all references in this Quarterly Report on Form 10-Q to the “Company”, “Medgenics”, “we,” “us” and “our” refer to Medgenics, Inc., a Delaware corporation organized on January 27, 2000, and its wholly-owned subsidiary, Medgenics Medical Israel Ltd., a company organized under the laws of the State of Israel. We use BioPumpTM , EPODURETM and TARGTTM, as trademarks in the United States and elsewhere. All other trademarks or trade names referred to in this document are the property of their respective owners.

PART I — FINANCIAL INFORMATION

ITEM 1 — Financial Statements

MEDGENICS, INC. AND ITS SUBSIDIARY

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

As of September 30, 2014

IN U.S. DOLLARS IN THOUSANDS

(Unaudited)

MEDGENICS, INC. AND ITS SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
U.S. dollars in thousands (except share and per share data)

	September 30,	December 31,
	2014	2013
	Unaudited
ASSETS

CURRENT ASSETS:

Cash and cash equivalents	$14,706	$22,390
Accounts receivable and prepaid expenses	511	202

Total current assets	15,217	22,592

LONG-TERM ASSETS:

Restricted lease deposits	28	42
Severance pay fund	110	96
Property and equipment, net	484	357
Deferred costs	34	-

Total long-term assets	656	495

Total assets	$15,873	$23,087

The accompanying notes are an integral part of the interim consolidated financial statements

MEDGENICS, INC. AND ITS SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
U.S. dollars in thousands (except share and per share data)

	September 30,	December 31,
	2014	2013
	Unaudited

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

Trade payables	$552	$1,062
Other accounts payable and accrued expenses	1,971	1,952

Total current liabilities	2,523	3,014

LONG-TERM LIABILITIES:

Accrued severance pay	415	439
Liability in respect of warrants	623	1,211

Total long-term liabilities	1,038	1,650

Total liabilities	3,561	4,664

STOCKHOLDERS' EQUITY:

Common stock - $0.0001 par value; 100,000,000 shares authorized; 18,917,403 shares issued and 18,908,903 shares outstanding at September 30, 2014;18,497,307 shares issued and outstanding at December 31, 2013	2	2
Additional paid-in capital	106,252	100,126
Accumulated deficit	(93,942)	(81,705)

Total stockholders' equity	12,312	18,423

Total liabilities and stockholders' equity	$15,873	$23,087

The accompanying notes are an integral part of the interim consolidated financial statements.

MEDGENICS, INC. AND ITS SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS
U.S. dollars in thousands (except share and per share data)

	Nine months ended September 30,		Three months ended September 30,
	2014	2013	2014	2013
	Unaudited

Research and development expenses	$6,378	$6,556	$2,281	$2,452

Less:
Participation by the Office of the Chief Scientist	(1,898)	(1,327)	(716)	(109)

Research and development expenses, net	4,480	5,229	1,565	2,343

General and administrative expenses	8,262	6,695	2,305	2,561

Operating loss	(12,742)	(11,924)	(3,870)	(4,904)

Financial expenses	(92)	(21)	(64)	(1,260)
Financial income	605	29	896	21

Loss before taxes on income	(12,229)	(11,916)	(3,038)	(6,143)

Taxes on income	8	5	2	-

Loss	$(12,237)	$(11,921)	$(3,040)	$(6,143)

Basic loss per share	$(0.65)	$(0.68)	$(0.16)	$(0.33)

Diluted loss per share	$(0.68)	$(0.68)	$(0.21)	$(0.33)

Weighted average number of common stock used in computing basic loss per share	18,716,109	17,435,235	18,817,557	18,410,951
Weighted average number of common stock used in computing diluted loss per share	18,863,403	17,468,255	18,938,723	18,410,951

The accompanying notes are an integral part of the interim consolidated financial statements.

MEDGENICS, INC. AND ITS SUBSIDIARY

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
U.S. dollars in thousands (except share and per share data)

	Common stock		Additional paid-in capital	Accumulated deficit	Total stockholders' equity
	Shares	Amount

Balance as of December 31, 2012	12,307,808	$1	$66,509	$(64,576)	$1,934

Issuance of common stock and warrants at $ 5.24 per share and $ 0.01 per warrant	6,070,000	1	28,820	-	28,821
Stock based compensation related to the issuance of common stock to consultants (**)	55,000	(*)	594	-	594
Stock based compensation related to the issuance and vesting of restricted common stock to directors and an employee	45,000	(*)	331	-	331
Stock based compensation related to options and warrants granted to consultants and employees	-	-	2,176	-	2,176
Exercise of warrants and options	3,500	(*)	13	-	13
Loss	-	-	-	(11,921)	(11,921)

Balance as of September 30, 2013 (unaudited)	18,481,308	$2	$98,443	$(76,497)	$21,948

Balance as of December 31, 2013	18,497,307	$2	$100,126	$(81,705)	$18,423

Stock-based compensation related to the issuance and vesting of restricted common stock to directors and an employee, net (***)	23,000	(*)	371	-	371
Stock-based compensation related to options and warrants granted to consultants, directors and employees	-	-	4,512	-	4,512
Exercise of warrants and options	364,096	(*)	1,243	-	1,243
Loss	-	-	-	(12,237)	(12,237)

Balance as of September 30, 2014 (unaudited)	18,884,403	$2	$106,252	$(93,942)	$12,312

(* ) Represents an amount lower than $ 1.

(**) Includes stock based compensation for an additional 25,000 shares which were not issued as of September 30, 2013 and 2014.

(***) Does not include 24,500 restricted shares not yet vested.

The accompanying notes are an integral part of the interim consolidated financial statements.

MEDGENICS, INC. AND ITS SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
U.S. dollars in thousands

	Nine months ended September 30,
	2014	2013
	Unaudited

CASH FLOWS FROM OPERATING ACTIVITIES:

Loss	$(12,237)	$(11,921)

Adjustments to reconcile loss to net cash used in operating activities:

Depreciation	162	130
Stock-based compensation related to options, warrants, common shares and restricted shares granted to employees, directors and consultants	4,883	3,101
Change in fair value of warrants	(574)	(20)
Accrued severance pay, net	(439)	(429)
Exchange differences on a restricted lease deposit and on long term loan	(1)	1
Changes in operating assets and liabilities:
Accounts receivable and prepaid expenses	(308)	(447)
Trade payables	(510)	669
Other accounts payable and accrued expenses	420	569
Restricted lease deposits	14	(8)

Net cash used in operating activities	(8,590)	(8,355)

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of property and equipment	(289)	(159)

Net cash used in investing activities	$(289)	$(159)

The accompanying notes are an integral part of the interim consolidated financial statements.

MEDGENICS, INC. AND ITS SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
U.S. dollars in thousands

	Nine months ended September 30,
	2014	2013
	Unaudited
CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from issuance of shares and warrants, net	$-	$28,861
Proceeds from exercise of options and warrants, net	1,229	13
Deferred costs	(34)	-

Net cash provided by financing activities	1,195	28,874

Increase (decrease) in cash and cash equivalents	(7,684)	20,360

Balance of cash and cash equivalents at the beginning of the period	22,390	6,431

Balance of cash and cash equivalents at the end of the period	$14,706	$26,791

Supplemental disclosure of cash flow information:

Cash paid during the period for taxes	$8	$5

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

The Company's common stock is traded on the NYSE MKT.

In April 2014, stockholders approved the cancellation of the Company's common stock from trading on the London Stock Exchange's Alternative Investment Market, or AIM. The last day of trading of the Company's common stock on AIM was April 15, 2014.

b.

As reflected in the accompanying financial statements, the Company incurred a loss for the nine month period ended September 30, 2014 of $12,237 and had a negative cash flow from operating activities of $8,590 during the nine month period ended September 30, 2014. The accumulated deficit as of September 30, 2014 is $93,942. The Company and the Subsidiary have not yet generated revenues from product sale. Management's plans also include seeking additional investments and commercial agreements to continue the operations of the Company and the Subsidiary.

The Company believes that its existing cash and cash equivalents, should be sufficient to meet its operating and capital requirements into the fourth quarter of 2015.

c.	In April 2014, the Subsidiary received approval for an additional Research and Development program from the Office of the Chief Scientist (OCS) at the Ministry of Economy of Israel for the period from December 2013 through November 2014. The approval allows for a grant of up to approximately $2,200 based on research and development expenses, not funded by others, of up to $3,900.

During the nine months ended September 30, 2014, a total of $1,813 was received from the OCS and $8 recorded as a grant receivable.

MEDGENICS, INC. AND ITS SUBSIDIARY

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except share and per share data)

NOTE 2:-	SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited interim financial statements of the Company, have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and the rules of the Securities and Exchange Commission ("SEC") and should be read in conjunction with the audited financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2013 ("2013 Form 10-K") as filed with the SEC. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements that would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year as reported in the 2013 Form 10-K have been omitted.

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

In June 2014 the FASB issued ASU 2014-10 regarding development stage entities. The ASU removes the definition of development stage entity, as was previously defined under U.S. GAAP, from the accounting standards codification, thereby removing the financial reporting distinction between development stage entities and other reporting entities from U.S. GAAP.

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

iv) Milestone payments of:

1.	$50 upon dosing of the first patient with a licensed product

2.	$150 upon the first approval in the U.S. of a licensed product

3.	$150 upon the first approval in Europe or Japan of a licensed product.

b.	The license agreement with the University of Michigan was terminated effective August 13, 2014.

NOTE 4:-	STOCKHOLDERS' EQUITY

a.	Issuance of stock options, warrants and restricted shares to employees and directors:

1.	In April 2014, stockholders approved an amendment to the Company's Stock Incentive Plan, increasing the number of shares authorized to be issued under such plan by 2,000,000 shares.

2.	A summary of the Company's activity for restricted shares granted to employees and directors is as follows:

Restricted shares	Nine months ended September 30, 2014

Number of restricted shares as of December 31, 2013	56,072
Vested	(79,072)
Forfeited	(8,500)
Granted	56,000

Number of restricted shares as of September 30, 2014	24,500

MEDGENICS, INC. AND ITS SUBSIDIARY

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except share and per share data)

NOTE 4:-	STOCKHOLDERS' EQUITY (Cont.)

3.	A summary of the Company's activity for options and warrants granted to employees and directors is as follows:

	Nine months ended September 30, 2014
	Number of options and warrants	Weighted Average exercise price	Weighted average remaining contractual terms (years)	Aggregate intrinsic value

Outstanding at December 31, 2013	7,366,043	$5.19

Granted	1,227,373	$6.71

Forfeited	(46,786)	$5.76

Exercised	(311,506)	$2.80

Outstanding at September 30, 2014	8,235,124	$5.50	7.02	$6,113

Vested and expected to vest at September 30, 2014	8,005,976	$5.51	6.97	$5,997

Exercisable at September 30, 2014	3,802,762	$5.77	5.00	$3,833

Calculation of aggregate intrinsic value is based on the closing share price of the Company's common stock as reported on the NYSE MKT on September 30, 2014 ($5.19 per share).

As of September 30, 2014, there was $9,584 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted to employees and directors. That cost is expected to be recognized over a weighted-average period of 1.6 years.

MEDGENICS, INC. AND ITS SUBSIDIARY

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except share and per share data)

NOTE 4:-	STOCKHOLDERS' EQUITY (Cont.)

b.	Issuance of shares, stock options and warrants to consultants:

A summary of the Company's activity for warrants and options granted to consultants is as follows:

	Nine months ended September 30, 2014
	Number of options and warrants	Weighted average exercise price	Weighted average remaining contractual terms (years)	Aggregate intrinsic value

Outstanding at December 31, 2013	579,674	$6.72

Forfeited	(80,782)	$7.81

Exercised	(45,066)	$6.04

Outstanding at September 30, 2014	453,826	$6.60	3.48	$232

Exercisable at September 30, 2014	423,733	$6.63	3.10	$232

Calculation of aggregate intrinsic value is based on the closing share price of the Company's common stock as reported on the NYSE MKT on September 30, 2014 ($5.19 per share).

As of September 30, 2014, there was $96 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted to consultants. That cost is expected to be recognized over a weighted-average period of 1.8 years.

c.	Compensation expenses:

Compensation expense related to shares, warrants and options granted to employees, directors and consultants was recorded in the Statements of Operations in the following line items:

14

MEDGENICS, INC. AND ITS SUBSIDIARY

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except share and per share data)

NOTE 4:-	STOCKHOLDERS' EQUITY (Cont.)

	Nine months ended September 30,		Three months ended September 30,
	2014	2013	2014	2013
	Unaudited		Unaudited

Research and development expenses	$829	$221	$336	$155
General and administrative expenses	4,054	2,880	1,025	869

	$4,883	$3,101	$1,361	$1,024

MEDGENICS, INC. AND ITS SUBSIDIARY

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except share and per share data)

NOTE 4:-	STOCKHOLDERS' EQUITY (Cont.)

d.	Summary of options and warrants:

A summary of all the options and warrants outstanding as of September 30, 2014 is presented in the following table:

		As of September 30, 2014
Options / Warrants	Exercise Price per Share ($)	Options and Warrants Outstanding		Options and Warrants Exercisable		Weighted Average Remaining Contractual Terms (in years)
Options:
Granted to Employees and Directors	2.49-3.14	199,000		128,000		7.2
	3.64-4.99	3,625,429		1,306,739		8.5
	5.13-7.25	2,199,140		381,168		8.5
	8.19-14.5	1,306,365		1,081,665		4.2
		7,329,934		2,897,572
Granted to Consultants
	5.13	15,280		10,187		7.5
	6.29-6.65	44,068		19,068		7.8
		59,348		29,255
Total Options		7,389,282		2,926,827

Warrants:

Granted to Employees and Directors	2.49	905,190		905,190		1.5

Granted to Consultants	3.19-4.01	161,370		161,370		2.9
	4.99	31,635		31,635		3.1
	9.17-11.16	201,473		201,473		2.7
		394,478		394,478

Issued to Investors
	0.0002	35,922		35,922		1.5
	4.54-6.00	3,229,771		3,229,771		1.5
	6.78-8.34	8,360,034	(*)	8,360,034	(*)	3.2
		11,625,727		11,625,727

Total Warrants		12,925,395		12,925,395

Total Options and Warrants		20,314,677		15,852,222

(*) Represents warrants to purchase 4,666,226 shares of common stock.

MEDGENICS, INC. AND ITS SUBSIDIARY

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except share and per share data)

NOTE 5:-	FAIR VALUE MEASUREMENTS

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

The fair value of these warrants was estimated at September 30, 2014 and December 31, 2013 using the Binomial pricing model with the following assumptions:

	September 30, 2014	December 31, 2013

Dividend yield	0%	0%
Expected volatility	52.1%	78.1%
Risk-free interest rate	0.1%	0.3%
Contractual life (in years)	1.0	1.7

The changes in level 3 liabilities measured at fair value on a recurring basis:

Fair value of liability in respect of warrants
Balance as of December 31, 2012	$1,931

Change in the liability in respect of warrants	(20)

Balance as of September 30, 2013 (unaudited)	$1,911

Balance as of December 31, 2013	$1,211

Change due to exercise of warrants	(14)

Change in the liability in respect of warrants	(574)

Balance as of September 30, 2014 (unaudited)	$623

MEDGENICS, INC. AND ITS SUBSIDIARY

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except share and per share data)

NOTE 6:-	LOSS PER SHARE

Details in the computation of diluted loss per share:

	Nine months ended September 30,
	2014			2013
	Weighted average number of shares	Loss		Weighted average number of shares	Loss
	Unaudited
For the computation of basic loss	18,716,109	$12,237		17,435,235	$11,921

Effect of potential dilutive common shares issuable upon exercise of warrants classified as liability	147,294	574	(**)	33,020	20	(**)

For the computation of diluted loss	18,863,403	$12,811		17,468,255	$11,941

	Three months ended September 30,
	2014			2013
	Weighted average number of shares	Loss		Weighted average number of Shares		Loss
	Unaudited

For the computation of basic loss	18,817,557	$3,040		18,410,951		$6,143
Effect of potential dilutive common shares issuable upon exercise of warrants classified as liability	121,166	880	(**)	-	(*)	-	(*)

For the computation of diluted loss	18,938,723	$3,920		18,410,951		$6,143

(*)	Anti-dilutive.
(**)	Financial income resulted from changes in fair value of warrants classified as liability.

The total weighted average number of shares related to the outstanding options, warrants and restricted shares excluded from the calculations of diluted loss per share due to their anti-dilutive effect was 16,341,224 and 10,875,098 for the nine months ended September 30, 2014 and 2013, respectively.

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

Overview

We are an ex vivo gene therapy company, developing an innovative and proprietary platform technology offering what we believe to be a novel therapeutic approach for use in the $50 billion orphan and rare disease therapeutics markets. Our TARGTTM (Transduced Autologous Regenerative Gene Therapy) Platform Technology (previously called BioPumpTM) is designed to provide sustained protein and peptide therapy to treat a range of chronic diseases and conditions. We are currently studying our lead product TARGTepo (previously called EPODURETM) in a Phase 1/2 clinical trial in patients with Chronic Kidney Disease (CKD) and End Stage Renal Disease (ESRD), and we plan on studying TARGTepo in identified orphan populations of unmet need including ESRD patients who are hypo-responsive to recombinant humanized erythropoietin (rHuEPO), and Beta Thalassemia Intermedia patients. We have initiated in vivo proof of concept pre-clinical studies with several other orphan/rare disease candidates, and we anticipate initiating discussions with regulatory agencies for some of those programs in 2015.

Since our inception on January 27, 2000, we have focused our efforts on research and development and clinical trials and have received no revenue from product sales. We have funded our operations principally through equity and debt financings, participation from the Office of the Chief Scientist (OCS) in Israel and a collaborative agreement. Our operations to date have been primarily limited to organizing and staffing our company, developing the TARGT platform technology and its applications, developing and initiating clinical and pre-clinical trials for our product candidates, and improving and maintaining our patent portfolio.

We have generated significant losses to date, and we expect to continue to generate losses as we progress towards the commercialization of our product candidates.  We have incurred net losses of approximately $12.24 million for the nine month period ended September 30, 2014. As of September 30, 2014, we had stockholders’ equity of approximately $12.31 million.  We are unable to predict the extent of any future losses or when we will become profitable, if at all.

Recent Developments

In June 2014, the first patient was enrolled in our Phase 1/2 clinical trial of MDGN-201 (TARGTepo). The aim of the ongoing trial is to validate the potential of our TARGT platform technology using a second generation viral vector, which was developed to enhance durability of the proposed therapeutic effect. The ongoing study will evaluate the potential of the updated platform to offer sustained production and delivery of endogenous erythropoietin (eEPO) to treat anemia in dialysis patients with ESRD or CKD. This open-label trial is expected to enroll up to 18 patients with either CKD or ESRD who require rHuEPO treatment for anemia. We expect that each patient will receive one or more TARGTepo microorgans and will be followed for at least one year. The trial endpoints include plasma eEPO levels, blood counts and safety assessment. On October 15, 2014, we announced initial clinical data on the first three patients of the Phase 1/2 trial. The three patients were 3.5, 2.5, and 1 month post implantation of TARGTepo microorgans. All patients were producing sustained physiological levels of eEPO, and all patients were meeting their targeted hemoglobin levels (9-12g/dl) due to red blood cell production stimulated by eEPO. No patient has required additional rHuEPO (e.g., EPREX) or a blood transfusion following the implantation of the TARGTepo microorgan(s). There have not been any reported treatment related safety issues. Finally, on October 15, 2014, we announced pre-clinical in vivo data that showed the TARGT platform was producing GLP-2 (glucagon-like peptide-2) in severe combined immunodeficiency (SCID) mouse models.

In April 2014, our wholly-owned subsidiary, Medgenics Medical Israel Ltd., which we refer to as MMI, was awarded a government grant of up to NIS 7.7 million (approximately $2.2 million) from the OCS. The grant will be used to cover research and development expenses for the 12-month period from December 2013 through November 2014 to support further research and clinical development of our TARGT platform technology with respect to the treatment of rare and orphan diseases and anemia. Under the terms of the OCS grant, MMI will be required to repay the grant in full, plus interest, through royalties on revenue received from commercializing the developed technology. The payment of royalties is contingent on such revenues and, in the absence of such revenues, no royalty payments to the OCS will be required. During the nine months ended September 30, 2014, MMI received $1.81 million under this and previous OCS grants.

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

Conducting a significant amount of development is central to our business model. Product candidates in later-stage clinical development generally have higher development costs than those in earlier stages of development, primarily due to the significantly increased size and duration of the clinical trials. We plan to increase our research and development expenses for the foreseeable future in order to complete the ongoing Phase 1/2 trial of TARGTepo with a new viral vector and implantation protocol, expand the study of TARGTepo into one or more Phase 2 trials in identified orphan disease populations, including ESRD patients who are hypo-responsive to rHuEPO and Beta Thalassemia Intermedia patients, and our earlier-stage research and development projects including in other targeted rare and orphan disease indications including TARGTGLP-2 for short bowel syndrome.

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

General and Administrative Expense

General and administrative expense consists primarily of salaries and other related costs, including stock-based compensation expense, for persons serving as our directors and in our executive, finance and accounting functions. Other general and administrative expense includes facility-related costs not otherwise included in research and development expense, costs associated with industry and trade shows, and professional fees for legal, accounting and consulting services. We expect that our general and administrative expenses will increase as we add personnel.

Financial Expenses and Income

Financial expenses consists primarily of warrant valuations.

Financial income consists primarily of warrant valuations and interest earned on our cash and cash equivalents.

Results of Operations for the Nine Months Ended September 30, 2014 and 2013

Research and Development Expenses

Gross research and development expenses for the nine months ended September 30, 2014 were $6.38 million, decreasing from $6.56 million for the same period in 2013 mainly due to a decrease in subcontractor costs. Research and development expenses, net for the nine months ended September 30, 2014 were $4.48 million, decreasing from $5.23 million for the same period in 2013 due to an increase of $0.57 million in the participation by the OCS in addition to the decrease in gross research and development expenses.

General and Administrative Expenses

General and administrative expenses for the nine months ended September 30, 2014 were $8.26 million, increasing from $6.70 million for the same period in 2013 primarily due to an increase in personnel and increased stock-based compensation expenses related to options granted to general and administrative personnel.

Financial Expenses and Income

Financial expenses for the nine months ended September 30, 2014 were $0.09 million, increasing from $0.02 million for the same period in 2013. The increase was mainly due to foreign currency exchange differences.

Financial income for the nine months ended September 30, 2014 was $0.61 million, increasing from $0.03 million for the same period in 2013. The increase was primarily due to the change in valuation of the warrant liability.

Results of Operations for the Three Months Ended September 30, 2014 and 2013

Research and Development Expenses

Gross research and development expenses for the three months ended September 30, 2014 were $2.28 million, decreasing from $2.45 million for the same period in 2013 due mainly to a decrease in subcontractor costs. Net research and development expenses for the three months ended September 30, 2014 decreased to $1.57 million from $2.34 million for the same period in 2013. The decrease in net research and development expenses was due to an increase of $0.61 million in the participation by the OCS in addition to the decrease in gross research and development expenses.

General and Administrative Expenses

General and administrative expenses for the three months ended September 30, 2014 were $2.31 million, decreasing from $2.56 million for the same period in 2013 primarily due to a decrease in professional fees.

Financial Expenses and Income

Financial expenses for the three months ended September 30, 2014 were $0.06 million, decreasing from $1.26 million for the same period in 2013. This decrease of $1.20 million was mainly due to the change in valuation of the warrant liability.

Financial income for the three months ended September 30, 2014 was $0.90 million increasing from $0.02 million for the same period in 2013. The increase was primarily due to the change in valuation of the warrant liability.

Liquidity and Capital Resources

Sources of Liquidity

Since the beginning of 2013, we have financed our operations primarily through a combination of equity issues and grants from the OCS.

We received $10.44 million from inception through September 30, 2014 from the OCS in development grants, of which $1.81 million was received during the nine months ended September 30, 2014 and $0.91 million was received during the nine months ended September 30, 2013.

In February 2013, we completed a registered public offering of 5,600,000 shares of common stock and 5,600,000 Series 2013-A warrants to purchase up to an aggregate of 2,800,000 shares of common stock. The net proceeds were approximately $26.55 million. The underwriters exercised their option in March 2013 with respect to an additional 470,000 shares of common stock and an additional 840,000 Series 2013-A warrants to purchase up to 420,000 shares of common stock, for additional net proceeds of approximately $2.27 million.

Cash Flows

We had cash and cash equivalents of $14.71 million at September 30, 2014 and $22.39 million at December 31, 2013. The decrease in our cash balance during the nine months ended September 30, 2014 was primarily the result of operating activities during the period.

Net cash used in operating activities of $8.59 million for the nine months ended September 30, 2014 and $8.36 million for the nine months ended September 30, 2013 primarily reflected our cash expenses for our operations.

Net cash used in investing activities of $0.29 million for the nine months ended September 30, 2014 and $0.16 million for the nine months ended September 30, 2013 relates mainly to our purchases of property and equipment.

Net cash provided by financing activities was $1.20 million for the nine months ended September 30, 2014 and $28.87 million for the nine months ended September 30, 2013. Our cash flows from financing activities during the nine months ended September 30, 2014 were primarily the result of the exercise of options and warrants while our cash flows from financing activities during the nine months ended September 30, 2013 were primarily the result of our registered public offering of common stock and Series 2013-A warrants during the period.

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

Without taking into account any revenue we may receive as a result of licensing or other commercialization agreements, we believe that cash on hand will be sufficient to enable us to fund our operating expenses and capital expenditure requirements into the fourth quarter of 2015. We have based this estimate on assumptions that may prove to be wrong and we could use our available resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our current and anticipated clinical trials.

We do not anticipate that we will generate revenue from the sale of products for at least four years; however, we may seek licensing or other commercialization agreements for existing and new TARGT applications. In the absence of additional funding or adequate funding from licensing or commercialization agreements, we expect our continuing operating losses to result in decreases, in our cash balances over the next several quarters.

Absent significant licensing or other commercialization arrangements, we will need to finance our future cash needs through public or private equity offerings or debt financings in the future. We do not currently have any commitments for future external funding beyond the OCS grant discussed above. We may need to raise additional funds more quickly if one or more of our assumptions prove to be incorrect, if we choose to expand our product development efforts more rapidly than we presently anticipate, or if we enter into additional collaboration or licensing agreements or acquire additional assets, and we may decide to raise additional funds even before we need them if the conditions for raising capital are favorable. We may seek to encourage holders of our warrants to exercise, sell additional equity or debt securities or obtain a bank credit facility. The sale of additional equity or debt securities, if convertible, could result in dilution to our stockholders. The incurrence of indebtedness would result in increased fixed obligations and could also result in covenants that would restrict our operations.

Our plans include seeking additional investments, commercial agreements, and targeted business development opportunities to expand our pipeline and continue our operations. However, while we continue to aggressively pursue these opportunities, there is no assurance that we will be successful in our efforts to raise the necessary capital, consummate targeted business development opportunities, and/or reach such commercial agreements to continue our planned research and development activities.

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

Liability in Respect of Warrants

In the past, we issued warrants whose exercise price is subject to downward adjustment. In accordance with Accounting Standards Codification No. 815-40-15-7I, we classified these warrants as a liability at their fair value. The warrants liability will be remeasured at each reporting period until exercised or expired. The decrease in the fair value of the warrants of $0.57 million and $0.02 million during the nine months ended September 30, 2014 and 2013, respectively, are reported in the Statements of Operations as financial income.

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

For the purpose of valuing options and warrants granted to our employees, non-employees and directors and officers during the nine months ended September 30, 2014 and 2013, we used the Binomial options pricing model. To determine the risk-free interest rate, we utilized the U.S. Treasury yield curve in effect at the time of grant with a term consistent with the expected term of our awards. We estimated the expected life of the options granted based on anticipated exercises in the future periods assuming the success of our business model as currently forecast. The expected dividend yield reflects our current and expected future policy for dividends on our common stock. The expected stock price volatility for our stock options was calculated by examining historical volatilities for publicly traded industry peers as we do not have sufficient trading history for our common stock. We will continue to analyze the expected stock price volatility and expected term assumptions as more historical data for our common stock becomes available. We currently estimate that we will experience 5%-8% forfeitures for those options currently outstanding.

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

In addition, the ASU eliminates the requirements for development stage entities to (i) present inception-to-date information in the statement of income, cash flow and stockholders’ equity, (ii) label the financial statements as those of a development stage entity, (iii) disclose a description of the development stage activities in which the entity is engaged, and (iv) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage.

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

The license agreement with the University of Michigan was terminated effective August 13, 2014.

ITEM 3 — Quantitative and Qualitative Disclosures about Market Risk

There has been no significant change in our exposure to market risk during the nine months ended September 30, 2014. For a discussion of our exposure to market risk, refer to Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” contained in our Annual Report on Form 10-K for the year ended December 31, 2013.

ITEM 4 — Controls and Procedures

Evaluation of disclosure controls and procedures

As required by Exchange Act Rule 13a-15(b), in connection with the filing of this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2014, the end of the period covered by this report.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1 — Legal Proceedings

We are not currently a party, as plaintiff or defendant, to any legal proceedings which, individually or in the aggregate, are expected by us to have a material effect on our business, financial condition or results of operation if determined adversely to us.

ITEM 1A — Risk Factors

Following increased terrorist attacks, Israel launched Operation Protective Edge in July in the Gaza Strip. During this operation our activities were not affected; however, there is no assurance that they will not be significantly affected in the future.

ITEM 2 — Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

At the end of June 2014, an investor exercised warrants to purchase 3,750 shares of common stock at an exercise price of $4.54 per share using the cashless exercise method. Using this cashless exercise method, the investor was issued 1,674 shares of common stock in July 2014. The issuance of these shares was deemed exempt from registration under the Securities Act in reliance upon Section 4(2) of the Securities Act. There were no underwriters employed in connection with this transaction.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 3 — Defaults Upon Senior Securities

None.

ITEM 4 — Mine Safety Disclosures

Not applicable.

ITEM 5 — Other Information

None.

ITEM 6 — Exhibits

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation (previously filed as Exhibit 3.1 to the Company’s Registration Statement on Form S-1 filed November 5, 2010 (File No. 333-170425) and incorporated herein by reference).

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation (previously filed as Exhibit 3.2 to the Company’s Registration Statement on Form S-1 filed November 5, 2010 (File No. 333-170425) and incorporated herein by reference).

3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation dated as of February 14, 2011 (previously filed as Exhibit 4.3 to the Company’s Post-Effective Amendment No. 1 to Form S-1 on Form S-3 filed July 16, 2012 (File No. 333-170425) and incorporated herein by reference).

3.4	Second Amended and Restated By-Laws (previously filed as Exhibit 3.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 (File No. 001-35112) and incorporated herein by reference).

10.1	Employment Agreement, dated as of September 8, 2014, between Medgenics, Inc. and Scott Applebaum (filed herewith).

10.2	Addendum to Employment Agreement, dated as of July 15, 2014, among Medgenics, Inc., Medgenics Medical Israel, Ltd. and Phyllis Bellin (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 18, 2014 (File No. 001-35112) and incorporated herein by reference).

10.3	First Amendment to Addendum to Employment Agreement, dated as of September 17, 2014, among Medgenics, Inc., Medgenics Medical Israel, Ltd. and Phyllis Bellin (filed herewith).

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101	Interactive Data File (furnished herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEDGENICS, INC.

Date: October 15, 2014	By:	/s/ Michael F. Cola
Michael F. Cola
President and Chief Executive Officer
(Principal Executive Officer)

Date: October 15, 2014	By:	/s/ John H. Leaman
John H. Leaman
Chief Financial Officer
(Principal Financial Officer)

