Form 10-K
period 2014-12-31
MEDGENICS, INC.
filed 2015-02-13
CIK 1138776

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes    ☒     No     ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes    ☒     No     ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐	Accelerated filer	☒

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐    No   ☒

The aggregate market value of common stock held by non-affiliates of the registrant, computed by reference to the closing price of the registrant’s common stock on the NYSE MKT on June 30, 2014, as of the last business day of the registrant’s most recently completed second fiscal quarter was $127,147,137.81.

As of February 9, 2015, the registrant had 24,842,575 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be issued in conjunction with the registrant’s annual meeting of stockholders to be held in 2015 are incorporated by reference in Part III of this Annual Report on Form 10-K. The proxy statement will be filed by the registrant with the Securities and Exchange Commission not later than 120 days after the end of the registrant’s fiscal year ended December 31, 2014.

MEDGENICS, INC.

TABLE OF CONTENTS

FORM 10-K

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995, including statements regarding the progress and timing of clinical trials, the safety and efficacy of our product candidates, the goals of our development activities, estimates of the potential markets for our product candidates, estimates of the capacity of manufacturing and other facilities to support our products, our expected future revenues, operations and expenditures and projected cash needs. These statements relate to future events of our financial performance and involve known and unknown risks, uncertainties and other factors that could cause our actual results, levels of activity, performance or achievement to differ materially from those expressed or implied by these forward-looking statements. Those risks and uncertainties include, among others:

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

Unless the context otherwise requires, all references in this Annual Report on Form 10-K to the “Company”, “Medgenics”, “we,” “us” and “our” refer to Medgenics, Inc., a Delaware corporation organized on January 27, 2000, and its wholly-owned subsidiary, Medgenics Medical (Israel) Ltd., a company organized under the laws of the State of Israel. We use TARGTTM, TARGTEPOTM, DermaVacTM, ImplantVacTM and the Medgenics logo as trademarks in the United States and elsewhere. All other trademarks or trade names referred to in this document are the property of their respective owners.

PART I

ITEM 1 - Business.

We are a clinical stage rare and orphan disease company developing an innovative and proprietary ex vivo gene therapy platform, offering what we believe to be a novel therapeutic approach for use in the $50 billion orphan and rare disease therapeutics markets. Our TARGTTM (Transduced Autologous Restorative Gene Therapy) platform (previously called BioPump) is designed to provide sustained protein and peptide therapies to treat a range of chronic diseases and conditions. We are currently studying our lead product, MDGN-201, which we refer to as TARGTEPOTM (previously called EPODURETM), in a Phase 1/2 clinical trial in patients with End Stage Renal Disease (ESRD), and we plan on studying TARGTEPO in identified orphan populations of unmet need including subpopulations of Chronic Kidney Disease (CKD) or ESRD patients who may benefit from treatment with TARGTEPO. These patients may include those who are hypo-responsive to recombinant humanized erythropoietin, or rHuEPO, patients eligible for peritoneal dialysis, anemic patients on the transplant list, patients with Myelodysplastic Syndrome (MDS), and Beta Thalassemia Intermedia patients. We have initiated in vivo proof of concept pre-clinical studies with several other orphan/rare disease candidates, and we anticipate initiating discussions with regulatory agencies for some of those programs in 2015.

In June 2014, the first patient was enrolled in our Phase 1/2 clinical trial of MDGN-201 (TARGTEPO). The aim of the ongoing trial is to validate the potential of our TARGT platform using a second-generation expression cassette of the HDAd viral vector that was developed to enhance durability of the proposed therapeutic effect. The ongoing study is evaluating the potential of the updated platform to offer sustained production and delivery of endogenous erythropoietin, or eEPO, to treat anemia in dialysis patients with ESRD. This open-label trial is expected to enroll up to 18 patients with ESRD who require rHuEPO treatment for anemia. We expect that each patient will receive one or more TARGTEPO microorgans and will be followed for at least one year. The trial endpoints include plasma eEPO levels, blood counts and safety assessment.

In February 2015, we announced ongoing interim clinical data on the six patients in the low-dose cohort of the Phase 1/2 trial. The patients follow up at that time ranged from 2 to 8 months post implantation of TARGTEPO microorgans and patients have shown positive response to therapy at up to 100x lower Cmax and 10X lower total exposure compared with rHuEPO (e.g., EPREX). The first patient implanted with TARGTEPO has maintained hemoglobin (Hb) levels due to red blood cell production stimulated by eEPO at 8 months following implantation. Of the remaining 5 patients, one maintained his target Hb levels without receiving an injection of rHuEPO for five months, another patient, who had a complicated course and surgery unrelated to the TARGTEPO treatment leading to a loss of blood, required additional rHuEPO at two months following the implantation of the TARGTEPO microorgan and has since been withdrawn from the study. The other patients, who were implanted from 2 to 4 months ago remain stable, are maintaining acceptable hemoglobin levels and have not required any rHuEPO or blood transfusions following their TARGTEPO implantations. The low-dose TARGTEPO was well tolerated and there were no treatment related serious adverse events (SAEs). Enrollment has now begun in the mid-dose cohort of the Phase 1/2 trial with first results expected in the second quarter of 2015. In addition, in October 2014, we announced pre-clinical in-vivo data that showed a novel TARGT construct, TARGTGLP-2, demonstrated pre-clinical proof of concept by producing GATTEX (teduglutide), a GLP-2 analogue for the treatment of short bowel syndrome, in severe combined immunodeficiency mice (SCID) implanted with TARGTGLP-2.

In November 2014, we entered into a licensing and research collaboration with the Children’s Hospital of Philadelphia, or CHOP (the “Research Agreement” and the “License Agreement”). Under this Research Agreement, we agreed to sponsor research at CHOP with respect to the recruitment and genetic analysis of patents with rare Mendelian diseases to accelerate discovery of diagnostic and therapeutic targets. As consideration for the research program, we are obligated to pay CHOP $4,475,765 on a specified timeline during the initial year of the Research Agreement. In exchange for our sponsorship of the research program, CHOP has granted us options over certain intellectual property created in the course of the research. The initial term of the Research Agreement is one year. We have the unilateral right to extend the term of the Research Agreement for an additional two-year term beyond the initial term and to provide additional funding for such an extension. The terms of the License Agreement are described below under “Licenses.”

Overview of TARGT Platform

Our TARGT technology is based upon a transduced tissue microorgan (MO) that acts as an autologous protein or peptide “bioreactor” created from a small (1/2 the size of a toothpick) piece of the patient’s dermal tissue explanted and reimplanted in a simple procedure under local anesthetic. We have developed a proprietary device called the DermaVacTM to facilitate reliable and straightforward removal of MOs (pre-transduction) and ImplantVacTM device for the implantation of TARGT microorgans (post-transduction). With the DermaVac, dermal MOs are rapidly harvested under local anesthetic from just under the skin to provide unique intact tissue structures with long-term viability ex-vivo. This procedure allows us to process, in not more than nine days, one or more dermis MO(s) outside the patient to become TARGTs, a protein producing units. Each TARGT produces a specific therapeutic protein or peptide to be utilized in the treatment of a specific chronic disease or the alleviation of a symptom in a patient with chronic disease. Based on the patient’s particular dosage needs, we determine how many TARGT microorgans to then insert under the patient’s skin in order to provide a sustained therapeutic dose of protein or peptide production and delivery for several months. We believe the dosage of proteins and peptides can be reduced by simple ablation or excision of inserted TARGT microorgans, or increased by the addition of more TARGT microorgans to provide personalized dosing requirements according to each patient’s individual needs.

We believe our TARGT platform may be best applied to produce an array of other therapeutic proteins and peptides from the patient’s own dermal tissue in order to treat a wide range of rare and orphan diseases. We believe our personalized approach could replace many existing protein and peptide therapies, which currently use proteins or peptides produced in animal or human cells administered by frequent injections over long periods of time. We are currently in pre-clinical testing with the TARGT in several rare and orphan diseases, and will identify the targets once the proper Intellectual Property coverage is obtained.

Based on our growing base of clinical- and pre-clinical results, we continue to seek collaboration with third parties in order to fully develop the TARGTEPO product candidate in broader therapeutic markets (e.g., ESRD), while focusing on developing and leveraging our core technology in multiple rare and orphan disease areas both with TARGTEPO and other protein and peptide targets. Limited development and commercialization costs, high reimbursement rates, and mandated governmental exclusivity make rare and orphan diseases attractive areas for a small biotech company. Initial approval and commercialization of our first product is not anticipated before 2018.

We believe that the TARGT platform has great potential to offer a better treatment alternative to current methods of protein and peptide therapy for rare and orphan diseases (which as stated can often involve years of frequent injections and significant side effects, including anaphylaxis and antibodies against the exogenous protein or peptide injections). We believe that the TARGT platform will provide a wide range of advantages over existing therapies, and appeal/offer many potential benefits to doctors, patients and third-party payers (e.g., Center for Medicare and Medicaid Services (CMS), medical insurers, etc.), including:

•	Improved efficacy and safety due to autologous protein and/or peptide production.

•	Elimination of frequent injections.

•	Reversible treatment.

•	More personalized medicine.

•	Greater patient compliance.

The TARGT Platform (Anticipated Automated Process)

(a)	Harvesting Patient’s Microorgans (MOs) – our proprietary device, the DermaVac, is used to extract a small piece of tissue via a form of needle biopsy from the skin’s lower level – the dermis – of patient under local anesthesia. The DermaVac positions the skin and guides a high-speed rotating hollow core needle, providing a precise and straightforward removal of the tissue. It is minimally-invasive, enabling rapid healing.

(b)	Transfer to processing station – after harvesting, the MOs are transferred to a TARGT processing center.

(c)	Viral vector fluid – a small amount of fluid containing the appropriate concentration of viral vector. The vector has been engineered to contain the gene necessary for production of a selected protein or peptide and to effectively transfer the gene to the nuclei of the cells in the MO without integrating into the chromosomes.

(d)	and (e) Processing each MO into a TARGT microorgan – The MOs are transferred at the harvest site in a sealed container and transported to local or regional TARGT processing centers. In the TARGT processing center, MO (d) is processed using the viral vector fluid, whereby the vector particles transfer the genes into the cells of the MO (transduction), thereby converting the intact tissue MO into a TARGT protein or peptide production unit (e). While processing is currently performed manually, we plan to develop semi-automated processing in the future.

(e)	TARGT microorgan producing desired protein

(f)	Measure daily protein or peptide production per TARGT microorgan for dosing – protein production levels of the TARGTs are measured to determine the number of TARGTs to implant to deliver the intended dose to the subject patient.

(g)	Washing and release testing – prior to being released for use, the TARGT microorgans undergo a washing protocol to remove most, if not all, of the residual unabsorbed vector and undergo testing to verify they meet the release criteria for use, generally nine days after harvesting.

(h)	Transport to the treatment center – the TARGT microorgans are transported to treatment center for implantation in the patient.

(i)	Implantation of the required number of TARGT microorgans – the calculated number of TARGT microorgans are implanted back into the patient where they produce and deliver the required protein or peptide to the subject patient’s body.

(j)	Additional MOs or TARGT microorgans not implanted in the patient may in the future be cryostored for possible future use.

Proof of Concept of TARGT Platform

Proof of concept of the TARGT has been demonstrated in both the clinic and the laboratory, beginning with the Phase 1/2 clinical trial for our first generation MDGN-101 product – TARGTEPO – which was conducted in Israel under the regulatory jurisdiction of the Israeli Ministry of Health. The MDGN-101 study demonstrated transient erythropoietin (EPO) production and generated safety information demonstrating that the product was well tolerated. The safety and efficacy data from the Phase 1/2 study formed a major part of our IND application for a study using TARGTEPO to treat anemia in dialysis patients in the United States, which was cleared by FDA in mid-2012. The study results from our first TARGTEPO study in patients showed that tissue TARGT microorgans can provide safe and sustained protein therapy in patients, and successfully demonstrated the TARGT concept for the first protein – EPO. The aforementioned data, coupled with new in-vivo SCID mouse data with an improved viral vector expression cassette showing clinically meaningful protein production for more than six months, led to resuming the TARGTEPO human trial with the new vector and implantation techniques (MDGN-201). Given that TARGT SCID mouse data has historically translated into human efficacy, a replication of the SCID mouse data in the human clinical trial would provide significant POC for the TARGT platform’s commercial viability (e.g. protein or peptide production for more than six months).

Based on the positive data to date in TARGTEPO, we have initiated several pre-clinical TARGT programs in rare and orphan diseases that we believe will benefit from our unique platform thereby allowing us to rapidly address areas of high unmet need and value to patient and payers with regulatory exclusivity in commercially attractive markets. These diseases were identified in markets where the TARGT’s therapeutic and autologous characteristics and sustained protein and peptide production, would be particularly advantageous. Identified markets would include those where the injected therapeutic protein or peptide has a short half-life, or where the injected protein or peptide elicits a significant immune response, leading to side effects or decreased efficacy. We will identify these new markets for the TARGT after appropriate intellectual property (IP) is obtained.

TARGTEPO for the Treatment of Anemia in CKD and Renal Failure

Our TARGTEPO microorgan is designed to provide a safer, and more reliable anemia therapy, which we believe can better maintain hemoglobin within a defined safe range while also significantly reducing costs. According to a number of recent studies, there are increased risks of mortality and cardiovascular disease in connection with present EPO therapy, and the FDA has recently issued a Black Box Warning imposing new limitations on the amounts of EPO used in current anemia therapy. Reflecting these concerns, the FDA has further reduced the maximum recommended hemoglobin levels in these patients from 12 g/dl to 11 g/dl, effectively reducing the amount of EPO needed to elevate and maintain hemoglobin in the target range. The FDA is also concerned about the additional risks associated with the excessive peak EPO levels which typically reach up to 100 times the normal physiological range following each bolus injection of EPO in current anemia therapy. We believe all these concerns increase the safety advantage potentially offered by TARGTEPO to maintain hemoglobin levels within a relatively narrow therapeutic range while also keeping EPO serum levels within the normal range in the patient. We also believe TARGTEPO usage can improve patient compliance and quality of life, in addition to potentially reducing the healthcare costs of treating these same patients. This supports the critical need for a steadier EPO delivery method, which the TARGTEPO microorgan is designed to address. With these advantages in mind, we have focused the TARGTEPO development program on several sub-populations of high unmet need both in ESRD (e.g., Peritoneal Dialysis patients, anemic transplant patients) and hematological disorders (e.g., Myelodysplastic Syndrome (MDS) and Beta Thalassemia Intermedia that may qualify for orphan drug designation.

Overall Orphan Disease Market and Current Therapeutic Treatment Platform

The worldwide orphan disease market was $52 billion in 2012 and is expected to grow to $82 billion by 2018 (EvaluatePharma). The orphan disease market is fragmented, with 240 products comprising the $52 billion in 2012 sales. Over the past five years, big pharma companies have targeted the orphan disease space via licensing and acquisition. Several aspects of the orphan disease market that underlie its attractiveness include: 1) High price and reimbursement of orphan drugs ($200,000-$500,000) per year with seven years of U.S. government-mandated exclusivity) and ten years of exclusivity in the European Union; 2) Low development costs and expedited regulatory review (often less than 100 patients treated for regulatory approval and expedited regulatory pathway versus conventional drugs); and 3) Attractive commercial model (small sales force (e.g., 60 reps) to drive significant sales and high profit margins due to low operating costs and high price per dose).

The current standard platform for protein and peptide production and delivery involves a highly complex and capital-intensive manufacturing process based on large-scale cell tissue culture and delivery in the form of frequent injections (due to the short half-life of recombinant proteins as described below). Protein manufacturing plants generally take several years and substantial capital to build, secure regulatory approvals, and bring into production. Once produced, the protein is typically distributed to – and stocked in – pharmacies and physicians’ offices and administered by injection. Injections can be painful and costly, often cause unpleasant and/or dangerous side effects, and require frequent home healthcare nurse or doctor’s office visits. As a result, treatments based on the administration of serial injections can suffer from poor patient compliance and therefore not always work as intended.

Our platform is designed to overcome many limitations of certain biological therapies that have precluded successful development owing to the need for maintain a sustained critical blood concentration to maintain efficacy and avoid toxicity, the inability to produce usable formulations owing to metabolic instability and short half-life and immunogenicity of synthetic compounds and analogs. Likewise the TARGT platform can offer several advantages as compared with other gene therapy modalities because it exposes the patient to less vital antigen, is dosable and interruptible. We may also realize certain capital efficiencies given to the inherent efficiencies of viral vector production compared with many other biologics such as monoclonal antibodies, and the much lower amount of vector needed to treat patients with TARGT compared with systemic gene therapy.

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

Many existing protein and peptide replacement therapies require frequent dosing of relatively large amounts of protein. Immune responses reduce the effectiveness of therapy and in some cases result in allergic reactions, some severe and even life-threatening. The TARGT approach may provide an effective alternative by providing continuous secretion of authentic human protein or peptide glycosylated by the patient’s own cells and thus more like the patient’s own native protein or peptide. Such proteins and peptides are expected to be less likely to provoke an immune response in patients – at least in those patients who express non-functional or inadequate concentrations of the molecule of interest. Introduction of a protein that is foreign to the patient may still provoke an immune response.

There are also new methods for delivering protein from implanted slow-release depots or other devices, through the skin, through inhalation or through “smart pills” that evade the digestive track. However, these all face the common problem of who will supply the expensive protein to be delivered, which will still be produced in cells other than the tissue of the patient. Most of the alternatives to bolus injection are aimed at reducing the traditional patient resistance to injections; however, these alternatives to date do not adequately deal with the challenge of peaks and troughs in between each administration and the need for high patient compliance over an extended period to sustain therapeutic levels. Longer-lasting versions of therapeutic proteins and peptides have been achieved through alteration of the protein and peptide molecule itself and may offer the potential to reduce the number of injections, but still require administration every one to two weeks. These longer-lasting versions of proteins remain expensive to produce and run the risk of prolonging the overdosing period resulting from any given injection. New molecules mimicking the action of proteins have been approved, providing an inter-injection period of up to four weeks. We believe that the risk of adverse reactions will be reduced by delivering the natural protein produced by the patient’s own tissue as the TARGT microorgan aims to do as compared to delivery of a new molecule attempting to mimic the action of the natural protein.

We face competition within protein and peptide therapeutics, directly from established competitors using alternative protein manufacturing and delivery methods for EPO and in many orphan and rare disease areas respectively. We also face potential competition from more conventional forms of gene therapy if and when any of these become approved and adopted in clinical use. Gene therapy aims to provide or augment inadequate, nonfunctional or absent proteins that are associated with disease. In vivo gene therapy requires injection of viral vector into the body. Alternatively, stem cells may be transduced outside the body and the cells reintroduced after partial bone marrow ablations. These techniques seek to cure the patient with a single treatment. Repeat dosing, in the event that a patient does not initially receive an adequate response, is considered dangerous at present. Moreover, it is currently impossible to remove or inactivate the gene in the event of an adverse reaction. Novel technologies using drug regulation of gene expression are being studied, but have not yet been demonstrated, and are expected to be more complex than existing approaches.

The TARGT microorgan, in contrast, uses intact tissue at all times, so that the cells in the tissue would not leave their natural matrix. Upon re-implantation, the tissue heals in place, so the cells remain in their matrix. As a result, they do not need to wander to find a place to connect, and remain within the tissue. In this way, dosing can be reduced or stopped by ablating or removing one or more TARGT microorgans, which are typically implanted about 2-5 millimeters below the skin’s surface in a marked position. In a group of TARGT microorgans prepared from the same patient, the daily protein production rate is measured before implantation in the patient so that the total administered daily dose is known, as is the location of each TARGT microorgan. Furthermore, because the TARGT system does not seem to trigger an immune response or transduce surrounding tissue, we believe that the patient can be treated multiple times without the risk of developing immune response unlike direct gene therapies. TARGT microorgans therefore may address the key limitations of gene therapies in knowing the dose administered, in the ability to increase or reduce that dose, and most importantly, in being able to effectively stop the process if needed.

Business Strategy

Our primary strategy is two-fold: 1) Validate the TARGT platform with the second generation expression cassette HDAd vector and implantation techniques through the current human TARGTEPO trial and; 2) Develop and expand the TARGT platform, including TARGTEPO, to attractive orphan and rare disease markets which we believe we could then independently develop and commercialize.

We are currently studying our lead product MDGN-201, which we refer to as TARGTEPO (previously called EPODURE), in a Phase 1/2 clinical trial in patients with End Stage Renal Disease (ESRD), and we plan on studying TARGTEPO in identified sub-populations of unmet need including ESRD patients who are hypo-responsive to recombinant humanized erythropoietin, or rHuEPO, patients eligible for peritoneal dialysis, anemic patients on the transplant list, patients with Myelodysplastic Syndrome (MDS),, and Beta Thalassemia Intermedia patients, that may qualify for orphan drug designation. We have initiated in vivo proof of concept pre-clinical studies with several other orphan or rare disease candidates, and we anticipate initiating discussions with regulatory agencies for some of those programs in 2015. We will also be initiating discussions with the FDA in 2015 to open a new IND for MDGN-201 and plan on initiating Phase 1/2 trials in the United States with MDGN-201 for the treatment of anemia in ESRD patients undergoing peritoneal dialysis.

The TARGT platform offers significant advantages in obtaining POC data in orphan disease markets. Our technology platform allows us to rapidly prototype new transgenes in vitro using readily available human skin and in vivo using a SCID mouse host for transduced human tissue. We are currently developing immunocompetent animal models to allow additional experimentation in disease models and to obtain toxicology data where needed. We have the needed expertise in house or in our established collaboration network to complete this work rapidly and efficiently. Our collaboration with CHOP should allow us to rapidly identify new disease targets suitable for our platform.

Additionally, there are several aspects of the orphan disease market which underlie its attractiveness and would potentially allow us to independently develop and commercialize in specific orphan markets including: 1) High price and reimbursement of orphan drugs ($200,000-$500,000 per year with seven years of U.S. government-mandated exclusivity and ten year of exclusivity in the EU); 2) Low development cost and expedited regulatory review (generally less than 100 patients treated for regulatory approval and expedited regulatory pathway versus conventional drugs); 3) Attractive commercial model (small sales force (e.g., 60 reps) to drive significant sales and high profit margins due to low operating costs and high price per dose).

In addition to developing new protein applications of the TARGT platform, we are also working towards practical scale-up and commercial implementation of TARGT treatment technology. We have developed a container system where each TARGT microorgan resides in its own sealed container within which it produces protein in a manner similar to the system used to date. We have demonstrated and validated that TARGT microorgans produced in the new container are comparable to those processed in the previous system. This key step led to the establishment of our first contract manufacturing center for the GMP production of TARGT microorgans in the United States (located in Sacramento, California). Prior to this, all the TARGT microorgans were produced in Israel.

Accordingly, we trained the personnel at the contract manufacturing center to use our proprietary processing containers and associated devices to successfully implement the TARGT processing procedure. We demonstrated that this center could process TARGT microorgans from remote sites: skin dermis microorgans harvested into the sealed containers in our plant in Israel were sent to the California processing center using a small battery powered portable incubator shipped via standard courier, and were correctly processed by the center into successful TARGT microorgans meeting our release criteria. We believe that the practical demonstration of remote processing from a harvest site 9,000 miles overseas effectively demonstrates that such centers could service many clinical sites around the United States or elsewhere. The center in California is aimed to support manual GMP production of TARGT microorgans for use in future U.S. TARGT clinical studies. Additional similar centers could be established in various geographical locations as needed. We continue to make improvements to the initial design of the container with potential future automation.

Regulatory Strategy

Our overall regulatory strategy is aligned with our main business strategy of partnering the TARGTEPO program after successful human clinical trials with the new expression cassette HDAd viral vector and implantation techniques, and independently developing the TARGT platform for orphan and rare disease indications. The general path towards U.S. regulatory approval of a TARGT microorgan is:

1.	Select disease condition and protein therapeutic for study for FDA approval

2.	Conduct pre-IND (Investigative New Drug application) meeting with FDA to clarify preclinical requirements and outline of the clinical protocol

3.	Collect needed preclinical data, and pursue either

a.	Non-U.S. Phase 1/2: obtain approval by Israeli Ministry of Health, or equivalent in other country

b.	U.S. Phase 1/2: present to a pre-IND meeting with FDA, satisfy FDA’s requirements to complete IND and obtain FDA clearance to conduct Phase 1/2 for the selected disease condition

c.	In some cases, we will seek orphan drug status from the FDA

4.	Conduct the Phase 1/2 study, with some preference in Israel, where our team can provide maximal support

5.	Conduct an end of Phase II meeting with FDA based on the results of the Phase 1/2 study, to determine what further clinical trials would be required in the diseases of interest

6.	Complete studies required for FDA approval (e.g., Phase 2/3 as an extension of Phase 1 for orphan and rare disease conditions) in the United States based on data of the Phase 1/2 for the selected disease condition, supportive data from previous TARGT clinical trials, and preclinical and in vitro studies

7.	Submit BLA (Biologic License Application) and possibly applications for other jurisdictions, e.g. EU for product sales

We are currently in step 3 for our first product candidate (TARGTEPO), having attained clearance from the Ministry of Health in Israel and expect to file an IND with FDA for a Phase 2 in the first quarter of 2015 for a trial in treating peritoneal dialysis patients with ESRD in the United States. We believe that the shortest path through regulatory approval for the first TARGT microorgan application in the United States may be for a disease condition that has an orphan drug designation granted by the FDA, particularly a life-threatening disease. In the United States, the FDA has the authority to grant a special “orphan drug designation” to a drug or biologic product that treats a rare disease or condition, which orphan designation provides additional rights to approved products as well as requiring smaller clinical trials than for large indications. Diseases thought to affect less than 200,000 patients in the United States are typically deemed to be rare. As discussed earlier, we are currently involved in several pre-clinical studies with the TARGT technology in orphan diseases in which sustained, autologous protein and peptide production would offer an advantage.

An initial approval of a TARGT product candidate by the FDA will help establish the safety and efficacy of the TARGT technology as treatment for chronic diseases. TARGT microorgans for other disease conditions will still need to prove their safety and effectiveness in a specific clinical indication in order to obtain future regulatory approval, but we believe the general questions on the safety and practicality of the TARGT technology as a treatment modality will become less of an issue at such point.

We are currently focused on seeking FDA approval initially as the U.S. market for therapeutic proteins is the largest. In preparation for our initial Phase 1/2 TARGTEPO clinical trial in Israel, we were guided by our regulatory advisors (which include former FDA officers), in coordination with the FDA’s preclinical department in the design of the requisite preclinical testing for approval of the trial. The study itself was approved by Israel Ministry of Health, and was performed in adherence with the International Conference on Harmonization (ICH) E6 Guidance for Clinical Practice. This is an international ethical and scientific standard for designing, conducting, recording and reporting clinical trials. The guidance defines unified standards for clinical data that will be acceptable to the European Union, Japan and the United States. We intend to conduct our future trials in such manner as well. It is anticipated that such offshore Phase 1/2 studies will provide support for the registration process of TARGTEPO in the United States, which will also involve additional clinical trials leading up to approval for sale.

 Our understanding from the FDA is that the TARGT platform is considered a combination product (being a combination of biological products and devices), with the primary mode of action being a biologic. We expect that a BLA filing will be required, and that the FDA review would be submitted to the Center for Biologics Evaluation and Research (CBER) division of the FDA, with support from the Center for Devices and Radiological Health (CDRH) for the device aspects of the TARGT product candidate.

TARGTEPO Clinical Trials: Anemia in patients with ESRD

In June 2014, the first patient was enrolled in our Phase 1/2 clinical trial of MDGN-201 (TARGTEPO). The aim of the ongoing trial is to validate the potential of our TARGT platform using a second-generation expression cassette of the HDAd viral vector, which was developed to enhance durability of the proposed therapeutic effect. The ongoing study is evaluating the potential of the updated platform to offer sustained production and delivery of endogenous erythropoietin, or eEPO, to treat anemia in dialysis patients with ESRD. This open-label trial is expected to enroll up to 18 patients with ESRD who require rHuEPO treatment for anemia. We expect that each patient will receive one or more TARGTEPO microorgans and will be followed for at least one year. The trial endpoints include plasma eEPO levels, blood counts and safety assessment.

In February 2015, we announced ongoing interim clinical data on the six patients in the low-dose cohort of the Phase 1/2 trial. The patients follow up at that time ranged from 2 to 8 months post implantation of TARGTEPO microorgans and patients have shown positive response to therapy at up to 100x lower Cmax and 10X lower total exposure compared with rHuEPO (e.g., EPREX). The first patient implanted with TARGTEPO has maintained hemoglobin levels due to red blood cell production stimulated by eEPO at 8 months following implantation. Of the remaining 5 patients, one maintained his target Hb levels without receiving an injection of rHuEPO for five months, another patient, who had a complicated course and surgery unrelated to the TARGTEPO treatment leading to a loss of blood, required additional rHuEPO at two months following the implantation of her TARGTEPO microorgan and has since been withdrawn from the study. The other patients, who were implanted from 2 to 4 months ago remain stable, are maintaining acceptable hemoglobin levels and have not required any rHuEPO or blood transfusions following their TARGTEPO implantations. The low dose TARGTEPO was well tolerated and there were no treatment related serious adverse events (SAEs). Enrollment has now begun in the mid-dose cohort of the Phase 1/2 trial with first results expected in the second quarter of 2015.

Other Clinical Trials and Pre-Clinical Studies

We previously developed INFRADURE as a potential treatment for chronic viral hepatitis. Although preliminary data suggested that therapeutic levels were attainable with a first generation platform, the project has been stopped for strategic reasons.

During 2010-2011, we performed pre-clinical studies of our HEMODURE product candidate to produce Factor VIII for the treatment of patients with hemophilia, in collaboration with Baxter Healthcare, a market leader in the field of hemophilia. We formally terminated the HEMODURE program in 2014.

Intellectual Property

Our goals are to obtain, maintain, and enforce patent and trademark protection for our products, processes, methods, and other proprietary technologies of the TARGT platform, and to preserve our trade secrets both in the United States and elsewhere in the world. Our policy is to actively seek to obtain, where appropriate, the broadest intellectual property protection possible for our TARGT platform through a combination of contractual arrangements, trade secrets, patents, and trademarks both in the United States and abroad.

Our ability to compete depends on our ability to maintain and enforce our intellectual property rights and operating without infringing the intellectual property of others and our ability to enforce our licenses. Our business could be materially harmed, and we could be subject to liabilities, because of lawsuits brought by others against our licensors and licensees with whom we have a strategic alliance. We will be able to protect our technology from unauthorized use by third parties only to the extent it is covered by valid and enforceable patents or is effectively maintained as trade secrets. Patents and other proprietary rights are an essential and material element of our business.

Our existing owned patent and patent application portfolio directed to TARGT platform, including TARGTEPO, currently contains 55 issued patents, and 43 pending and allowed patent applications. Applications for patents and other intellectual property rights capable of being registered have been, and will be, filed in certain key jurisdictions. As we identify additional orphan and rare disease targets, we will seek protection for the related intellectual property rights in the United States and other relevant jurisdictions.

Our licensed and owned patent portfolio has issued or pending claims covering the key elements of the TARGT platform, including, but not limited to, genetically modified dermal microorgans and methods of making same, methods for using genetically modified dermal microorgans, devices and methods for harvesting and implanting genetically modified dermal microorgans, and methods and uses for using these microorgans in the treatment of diseases and disorders or in the alleviation of symptoms of a disease or disorder.

There can be no assurance that the pending applications will result in patents ultimately being issued.

We also depend upon the skills, knowledge and experience of our scientific and technical personnel, as well as that of our advisors, consultants and other contractors, none of which is patentable. To help protect our proprietary knowledge and experience that is not patentable, and for inventions for which patents may be difficult to enforce, we rely on trade secret protection and confidentiality agreements with our employees, consultants, vendors, collaborators, advisors, customers and other third parties to protect our interests. To this end, we require all employees, consultants, advisors and other contractors to enter into confidentiality agreements that prohibit the disclosure of confidential information and, where applicable, require disclosure and assignment to us of the ideas, developments, discoveries and inventions important to our business. We also require confidentiality or material transfer agreements from third parties that receive our confidential data or materials. We intend to continue to take all appropriate steps to protect our intellectual property, including maintaining an active program for patent protection for novel elements in the development of our products and technology.

Licenses

CHOP license

In November 2014, we entered into a licensing and research collaboration agreement (the “Research Agreement” and the “License Agreement”) with the Children’s Hospital of Philadelphia (“CHOP”). Under the terms of the License and Research Agreement, CHOP granted us (i) an exclusive, sublicensable license to use certain patent rights covering potential diagnostic and therapeutic targets, (ii) an exclusive, non-sublicensable license to use certain biospecimen and phenotypic data collected from patients with rare and orphan diseases and their family members, (iii) a non-exclusive, sublicensable license to use certain know-how related to such patent rights, biospecimen and phenotypic data, (iv) a non-exclusive and non-sublicensable license to use certain biospecimen and phenotypic data collected from patients with non-rare and orphan diseases, and (v) an exclusive option to negotiate licenses to commercialize certain inventions that may be created in the future that target rare and orphan diseases. In consideration of the licenses and option granted under the Licensing and Research Agreement, we agreed to pay to CHOP a license issuance fee of $500,000, certain maintenance fees, certain milestone payments, low single-digit royalties on net sales of all licensed products and a percentage of amounts received from sublicensing activities.

The License Agreement terminates upon the expiration date of the last-to-expire royalty term under the License Agreement, however (i) CHOP may terminate the License Agreement upon an uncured default by us of the License Agreement or the failure by us to meet certain development and/or commercialization milestones under the License Agreement or if we become insolvent or enter into bankruptcy proceedings, and (ii) we may terminate the License Agreement at any time with six months’ prior written notice to CHOP.

Stanford University license

In May 2014, we entered into a non-exclusive agreement with the Board of Trustees of the Leland Stanford Junior University (Stanford) protect our right to make and use certain embodiments of our TARGT platform, including TARGTEPO. According to the agreement, Stanford granted us a non-exclusive license to a) a patent application and any patents that grant therefrom; and b) the right to use a biological material, in a specific field of use, for commercial development, production and marketing of certain products. In consideration, we agreed to pay Stanford the following amounts:

(a) an issue royalty of $25,000 upon signing the agreement;

(b) license maintenance fees of: (i) $10,000 in May 2015 and May 2016, (ii) $20,000 in May 2017 and May 2018, and (iii) $50,000 in May 2019 and each year thereafter;

(c) royalties at a rate of 1.5% of net sales (although certain credits may apply for license maintenance fees); and

(d) milestone payments of: (i) $50,000 upon dosing of the first patient with a licensed product, (ii)$150,000 upon the first approval in the United States of a licensed product, and (iii) $150,000 upon the first approval in Europe or Japan of a licensed product, even if there are no patent rights in that country.

The Stanford license began on May 30, 2014 and will end upon the expiration date of the licensed patent.

Yissum License

On November 23, 2005, we entered into an agreement with Yissum Research Development Company of the Hebrew University of Jerusalem (Yissum) to exclusively license certain patent and patent applications (“Yissum Agreement”). On May 25, 2014, we notified Yissum of our decision to discontinue, effective as of May 25, 2014, the reimbursement to Yissum of the costs associated with filing, prosecuting, and maintaining the licensed patents and patent applications. Under the terms of the Yissum Agreement, upon our non-payment, rights to the licensed patents and patent applications will revert to Yissum. Our decision to discontinue this license was based upon our belief that we would not be infringing these patents in the course of making, selling, or using the TARGT platform.

Trademarks

Certain names utilized for our products and tools are trademarked, and certain names utilized for our products and tools are the subject of trademark registrations and applications in certain jurisdictions. The final choice of names for products and tools has not yet been made and will be subject to marketing considerations and other factors.

We have filed applications in the United States for registering TARGTTM and TARGTEPOTM.

We have filed applications for registering BIOPUMP in the United States and abroad, and BIOPUMP is registered in Australia, China, Israel, New Zealand, the European Union, South Korea, Norway and Russia in the framework of an International Trademark Registration as well as in Hong Kong and Mexico.

We have not filed applications for registering, and do not have issued registrations, for INFRADURETM, HEMODURETM,DermaVacTM or ImplantVacTM .

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

Research, Development, and Product Approval Process in the United States

We believe that the FDA will consider the TARGT platform a combination product because it combines two regulated components: a medical device and a biological product. The FDA regulatory center that has primary jurisdiction over a combination product is determined by the combination product’s “primary mode of action,” i.e., the single mode of action that provides the most important therapeutic action. We believe the most important therapeutic action is provided by the biological product(s), which would result in the FDA’s Center for Biologics Evaluation and Research (CBER) leading the review of our product, with consultation from the Center for Devices and Radiological Health (CDRH) for the device aspects of the TARGT product. We also believe combination products like the TARGT platform are likely to be evaluated under a biological license application (BLA) if and when it is submitted for approval, although it is possible that the FDA might require a different approach. At this time, we believe that it is likely the research, development, and approval process for our product is likely to take a path that is usually followed for therapeutic biologics.

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

An IND application must be submitted to the FDA and become effective before studies in humans (i.e., clinical trials) in the United States may commence. The FDA will consider, among other things, the safety of allowing studies proposed under the IND to proceed. Support for the IND can include preclinical study results as well as relevant human experience. Some human experience might be provided from foreign clinical trials that were not conducted under an IND. The FDA will accept as possible support for an IND a well-designed and well-conducted foreign clinical trial if (1) it was conducted in accordance with good clinical practices (GCP), including review and approval (or provision of a favorable opinion) by an independent ethics committee (IEC) before initiating a study, continuing review of an ongoing study by an IEC, and compliance with informed consent principles, and (2) FDA is able to validate the data from the study through an onsite inspection if the agency deems it necessary. In some cases, we may apply for orphan drug status from the FDA and/or European Medicines Agency (EMA) in order to secure additional exclusivity and tax benefits.

In the case of products for certain serious or life-threatening diseases, the initial human testing is sometimes done in patients with the disease rather than in healthy volunteers. Because these patients are already afflicted with the target disease or condition, it is possible that such studies will also provide results traditionally obtained in Phase 2 studies. These studies are often referred to as “Phase 1/2” studies. However even if patients participate in initial human testing and a Phase 1/2 study is conducted, the sponsor is still responsible for obtaining all the data usually obtained in both Phase 1 and Phase 2 studies.

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

Following the completion of the clinical trial program for the product, a Biologic License Application (BLA) must be submitted by the applicant, and approved by the FDA, before commercial marketing of the product may begin in the United States. The BLA must include a substantial amount of data and other information concerning the safety and effectiveness of the product from laboratory, animal, and clinical testing, as well as data and information on manufacturing, product quality and stability, and proposed product labeling. Also, each domestic and foreign manufacturing establishment, including any contract manufacturers, must be listed in the BLA and must be registered with the FDA. The BLA must usually be accompanied by an application fee, although certain deferral, waivers, and reductions may be available, e.g., for a small business submitting its first BLA. For fiscal year 2014, the BLA application fee is $2,335,200.

There are regulatory mechanisms that might potentially speed up the development and approval process for certain kinds of products. These mechanisms are Fast Track, Accelerated Approval, Priority Review, and Breakthrough status.

•	Fast Track is a process designed to facilitate the development, and expedite the review of biological products to treat serious diseases and fill an unmet medical need by providing (1) more frequent meetings with the FDA to discuss product development, (2) more frequent written correspondence from the FDA about such things as the design of the proposed clinical trials, (3) eligibility for Accelerated Approval, and (4) a “ rolling review” process, which allows a company to submit sections of its application for review by the FDA, rather than waiting until every section of the application is completed before the entire application can be submitted for review.

•	Accelerated Approval allows earlier approval of biological products to treat serious diseases, and that fill an unmet medical need based on a surrogate endpoint, which can potentially reduce the time needed to conduct trials. Where the FDA approves a product on the basis of a surrogate marker, it requires the sponsor to perform post-approval studies as a condition of approval, and may withdraw approval if post-approval studies do not confirm the intended clinical benefit or safety of the product. Special rules would also apply to the submission to the FDA of advertising and promotional materials prior to use.

•	Priority Review designation is given to biological products that offer major advances in treatment, or provide a treatment where no adequate therapy exists. A Priority Review means that the time it takes the FDA to review an application is reduced. The goal for completing a Priority Review is six months. Priority Review status can apply both to products that are used to treat serious diseases and to products for less serious illnesses.

•	Breakthrough Therapy designation is given to biological products that offer, alone or in combination, a treatment to a serious or life-threatening disorder, and preliminary clinical evidence indicates the drug may demonstrate substantial benefits over existing therapies on statistically significant clinical endpoints. Upon granting the breakthrough therapies designation, the FDA will expedite the development and review of the drug. We will pursue this strategy as appropriate based upon generated TARGT clinical data.

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

There are additional issues regarding our products that might be important to its research, development, and approval. Manufacturing issues regarding biological products can be particularly complex. Also the TARGT platform presents a somewhat different situation than those the FDA often deals with (i.e. a situation in which a biological therapeutic is manufactured at one or a few sites). Also, because the product will probably be considered a combination product with a device product component, there are device-related manufacturing and other compliance issues (e.g. cGMPs and adverse event reporting) that might be implicated by the product. These issues may increase the complexity of circumstances we will face with the FDA.

Post-Approval Requirements

Any products for which we receive FDA approvals will be subject to continuing regulation by the FDA, including, among other things, record-keeping requirements, reporting of adverse experiences with the product, providing the FDA with updated safety and efficacy information, product sampling and distribution requirements, complying with certain electronic records and signature requirements, and complying with FDA promotion and advertising requirements. The FDA strictly regulates labeling, advertising, promotion, and other types of information on products that are placed on the market. Products may be promoted only for the approved indications and in accordance with the provisions of the approved label. Furthermore, product manufacturers must continue to comply with current Good Manufacturing Practices (cGMP) requirements, which are extensive and require considerable time, resources, and ongoing investment to ensure compliance. In addition, changes to the manufacturing process generally require prior FDA approval before being implemented, and other types of changes to the approved product – such as changes in materials or adding indications or labeling claims – are also subject to further FDA review and approval.

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

Applications for orphan designation are examined by the EMA's Committee for Orphan Medicinal Products (COMP), using the network of experts that the Committee has built up. The evaluation process takes a maximum of 90 days from validation. A drug that is approved as an orphan drug in by the EMA receives a special ten-year period of market exclusivity after marketing approval. If a sponsor receives orphan drug exclusivity upon approval, there can be no assurance that the exclusivity will prevent another entity or a similar product from receiving approval for the same or other uses.

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

Prior to the enactment of the BPCIA, information in approved BLAs could not be relied upon by other manufacturers to establish the safety and efficacy of their products for which they were seeking FDA approval. (In contrast, since at least 1984, pharmaceutical manufacturers have been able to submit Abbreviated New Drug Applications for “generic drugs” that are materially identical to reference drugs approved under New Drug Applications.) Accordingly, if the TARGT platform were approved under a BLA, other manufacturers potentially could develop and seek FDA approval of “biosimilar” products at some point in the future.

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

Employees

We currently employ 40 full-time and five part-time employees. None of our employees is represented by a labor union and we have not experienced any strikes or work stoppages. While none of our employees is party to any collective bargaining agreements, certain provisions of the collective bargaining agreements between the Histadrut (General Federation of Labor in Israel) and the Coordination Bureau of Economic Organizations (including the Industrialists’ Associations) are applicable to our employees in Israel by order the Israel Ministry of Labor. Such orders are part of the employment related laws and regulations which apply to our employees in Israel and set certain mandatory terms of employment. Such mandatory terms of employment primarily concern the length of the workday, minimum daily wages, pension plan benefits for all employees, insurance for work-related accidents, procedures for dismissal of employees, severance pay and other conditions of employment. We generally provide our employees with benefits and working conditions beyond the required minimums. We believe our relations with our employees are good.

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

We are a clinical stage medical technology company and since our inception have been focused on research and development and have not generated any substantial revenues. We have incurred net losses of approximately $18.43 million, $17.13 million and $15.07 million for the years ended December 31, 2014, 2013 and 2012, respectively. As of December 31, 2014, we had stockholders’ equity of approximately $29.66 million. We expect to incur additional operating losses, as well as negative cash flow from operations, for the foreseeable future, as we continue to expand our research and development and commence commercialization of our potential product candidates. Our ability to generate revenues from sales of our potential products will depend on:

•	successful completion of necessary medical trials which have not advanced beyond Phase 1/2 stage;

•	regulatory approval;

•	commercialization (through partnership or licensing deals or through internal development) and market acceptance of new technologies and product candidates under development;

•	medical community awareness; and

•	changes in regulation or regulatory policy.

We believe that initial commercialization of any of our product candidates by us or any future strategic partners is not likely before 2018 and could easily take four years or more.

We will need substantial additional capital for the continued development of our product candidates and for our long-term operations.

As of December 31, 2014, our cash and cash equivalents were approximately $33.29 million. We believe our existing cash and cash equivalents should be sufficient to meet our operating and capital requirements through the third quarter of 2016. However, changes in our business, whether or not initiated by us, may affect the rate at which we deplete our cash and cash equivalents. Our present and future capital requirements depend on many factors, including:

•	the level of patient recruitment in the human TARGTEPO trial in Israel and the United States using the second generation expression cassette of the HDAd viral vector, and the clinical result of the study’s patients;

•	the level of research and development investment required to develop our first orphan and rare disease product candidates, and to maintain and improve the TARGT platform;

•	changes in product development plans needed to address any difficulties that may arise in manufacturing, preclinical activities, clinical studies or commercialization;

•	our ability and willingness to enter into new agreements with strategic partners, and the terms of these agreements;

•	our success rate in preclinical and clinical efforts;

•	costs of recruiting and retaining qualified personnel;

•	time and costs involved in obtaining regulatory approvals; and

•	costs of filing, prosecuting, defending, and enforcing patent claims and other intellectual property rights.

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

We have completed a human clinical trial with respect to our TARGTEPO microorgans in pre-dialysis patients and are conducting a trial in dialysis patients in Israel with a second generation expression cassette of the HDAd viral vector. Only a small number of research and development programs ultimately result in commercially successful drugs and drug delivery systems. Potential products that appear to be promising at early stages of development may not reach the market for a number of reasons, including:

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

If any of these potential problems occurs, we may never successfully commercialize our TARGT platform. If we are unable to develop commercially viable products, our business, results of operations and financial condition will be materially and adversely affected.

Our TARGT platform technology is still being developed and has not been tested on a large patient population, and, therefore, we do not know all of the possible side effects and may not be able to commercialize our technology as planned.

The TARGT platform has not been tested on a large number of patients, and is still in an early stage of development. To date, although we have produced thousands of TARGT microorgans in the laboratory, we have administered TARGT microorgans to only a relatively small number of patients. We are in the early stages of developing the most efficient and effective methods to implant TARGT microorgans so as to attain sustained performance once in the patient and thereby produce the desired therapeutic effect for extended periods of time. While we have attained a number of positive results in our first clinical application, there is significant variability between patients. These and other aspects of the implementation and use of the TARGT platform are not yet fully developed or proven, and disappointing results and problems could delay or prevent their completion. Even if the TARGT platform works well in one indication, it could have disappointing results in others. If so, the development could be stalled or even blocked in one or more indications. Potential risks associated with the use of the TARGT platform are the development of an immune response to the vector or the encoded protein product, local inflammatory response to the implanted tissue or associated with the insertion of the TARGT microorgan in the surrounding tissue, autoimmunity to the endogenous protein product or potential overdose of protein due to difficulties in managing the continuous supply in the patient in accordance with patient need. Risk for immunogenic reaction to the vector is based on clinical studies using first general adenoviral vectors that contain a full complement of viral proteins. We currently use a gutless adenoviral vector in all our development activities and our current trial to reduce the risk of immune response of the TARGT microorgans prepared with viral vector particles. While these gutless adenoviral vectors do not include genes for viral proteins, the risk for somehow re-establishing expression of viral proteins cannot be entirely ruled out.

The basis for the risks described above is currently only theoretical since these effects have not been seen in the small number of patients that have received a TARGT microorgan in our TARGTEPO clinical trials or in preclinical safety studies performed in mice. However, the possible side effects and full efficacy and safety of the technology need to be tested in a substantial number of patients to verify this. Our previous safety tests may not be representative of either a larger multi-centric test or the commercial version of the technology in the general population. In addition, the full impact of the technology, and its many possible variations, on the body is, as yet, unknown. Although no side effects attributed to the TARGT platform were found to date in our TARGTEPO clinical trials, other than minor bruising at the implantation site, the possibility cannot be ruled out that serious side effects might be borne out by further trials, and if so, this could have serious implications on the viability of the technology and our business.

Although the TARGT platform aims to minimize the residual number of viral vector particles and their proteins introduced into a body, there is a chance that the cumulative effect of TARGT reimplantation could result in an eventual buildup of viral proteins and an immunogenic reaction against the TARGT microorgans preventing further implantations, a scenario which could call the viability of the technology into question.

Severe side effects or complications in trials, or post-approval, could also result in financial claims and losses against us, damage our reputation, and increase our expenses and reduce our assets. In addition, our product candidates may not gain commercial acceptance or ever be commercialized.

We are currently completely dependent upon the successful development of our TARGT platform. If we fail to successfully complete its development and commercialization or enter into licensing or partnership agreements, we will not generate operating revenues.

All of our efforts are currently focused on the development of our TARGT platform. There is no guarantee that we will succeed in developing products based on our TARGT platform. If we or any partner(s) or collaborator(s) that we may enter into a relationship with are unable to consummate the production of TARGT microorgans to provide the sustained protein or peptide therapy to treat various chronic diseases in a safe, stable, commercial end-product form, we will be unable to generate any revenues. There is no certainty as to our success, whether within a given time frame or at all. Any delays in our schedule for clinical trials, regulatory approvals or other stages in the development of our technology are likely to cause us additional expense, and may even prevent the successful finalization of any or all of our product candidates. Delays in the timing for development of our technology may also have a material adverse effect on our business, financial condition and results of operations due to the possible absence of financing sources for our operations during such additional periods of time. Although we may pursue other technologies (either developed in-house or acquired), there is no assurance that any other technology will be successfully identified or exploited.

Clinical trials involve lengthy and expensive processes with uncertain outcomes, and results of earlier studies and trials may not be predictive of future trial results.

We cannot predict whether we will encounter problems with any of our completed, ongoing or planned clinical trials, which would cause us or regulatory authorities to delay or suspend clinical trials, or delay the analysis of data from completed or ongoing clinical trials. We estimate that clinical trials involving various applications of our TARGT platform will continue for several years; however, such trials may also take significantly longer to complete and may cost more money than we expect. Failure can occur at any stage of testing, and we may experience numerous unforeseen events during, or as a result of, the clinical trial process that could delay or prevent commercialization of the current, or a future, more advanced, version of our TARGT platform, including but not limited to:

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

A number of companies in the medical device, biotechnology, and biopharmaceutical industries including those with greater resources and experience than us have suffered significant setbacks in advanced clinical trials, even after seeing promising results in earlier clinical trials. Despite the successful results reported in early clinical trials regarding our TARGTEPO microorgans, we do not know whether any clinical trials we or any future clinical partners may conduct will demonstrate adequate efficacy and safety to result in regulatory approval to market TARGTEPO microorgans or any other product based on our TARGT platform. If later-stage clinical trials involving our TARGT platform do not produce favorable results, our ability to obtain regulatory approval may be adversely impacted, which will have an adverse material effect on our business, financial condition and the results of our operations.

Potential difficulty with, and delays in, recruiting additional patients for human clinical trials may adversely affect the timing of our clinical trials and our working capital requirements.

Our research and development is highly dependent on timely recruitment of the requisite number and type of patients for our clinical trials. We have previously found it very difficult to recruit such patients and the increased volume and ethnic backgrounds required for future testing may render such testing even more difficult. Such larger studies will likely be based on the use of multicenter, multinational design, which can prove difficult to manage and could result in delays in patient recruitment. In addition, as we pursue development of the TARGT technology in orphan and rare disease applications, we may find it difficult to find sufficient treatment-naïve patients needed for initial trials, especially within commercially-reasonable geographical regions. Delays in the recruitment of such patients could delay our trials and negatively impact our working capital requirements.

Potential difficulty with, and delays in, obtaining vectors necessary for conducting human clinical trials and additional research and development of the TARGT platform may adversely affect the timing of our clinical trials, the further development of our technology and our working capital requirements.

We need specific vectors in order to conduct our research and development of our TARGT platform and to create TARGT microorgans to conduct our clinical trials. We currently use only one outside source for the production and delivery of research grade versions of new vectors for developing new products and have begun to develop the production of the necessary vectors internally. Such outside source is highly dependent on the work of a particular individual. Although we have a contract with such source, there is a possibility that the source could discontinue its business or the contract could be terminated, that the particular individual could become unable to work on the production of vectors or that other problems could occur with the timely production and delivery of vectors. We will continue our internal program to make viral vectors as a hedge against a loss of our current source. If we are unable to obtain or produce internally the necessary vectors, our research and development of rare and orphan disease targets will be severely delayed. Vectors intended for use in clinical trials must be produced by other vector suppliers who manufacture according to strict requirements of Good Manufacturing Practice (GMP). We have worked with one such GMP vector manufacturer who has supplied the GMP vectors used in our TARGTEPO human clinical studies and we intend to continue to order new GMP vectors when needed from such supplier as well as new supplier as appropriate. There is a possibility that the existing supplier would discontinue its business or that other problems could occur with the timely production and delivery of GMP vectors. If this were to occur, we would need to establish GMP vector production at one or more alternative GMP vector manufacturers. Delays in obtaining the vectors could delay any new trials. Without the necessary vectors, we would be unable to continue the research and development of our technology, which would negatively impact our working capital requirements.

We may not successfully establish and maintain relationships with third-party service providers and collaborators, which could adversely affect our ability to develop our TARGTEPO product candidate.

Our ability to commercialize our TARGTEPO technology is dependent on our ability to reach strategic licensing and other development agreements with appropriate partners, including pharmaceutical companies and biotech firms. If we are unable to successfully negotiate such agreements, we may not be able to continue to develop the TARGTEPO product without raising significant additional capital for commercialization.

The successful adoption of TARGT platform also relies on our ability to bring about practical, reliable and cost-effective production of TARGT microorgans on a commercial scale and its use in patients in widespread locations. This requires the design, development and commercial scale-up of TARGT manufacturing capability, intended for implementation in regional TARGT processing centers, together with appropriate logistical capabilities to enable local treatment of patients in their communities, in a cost effective and reliable manner. TARGT microorgan processing is intended to be effected using semi-automated processing stations employing sealed cassettes and other single use items for each patient. Although we have experienced initial positive results in processing MOs in individual closed processing chambers that were shipped from Israel at our contract manufacturing organization (CMO) in a GMP-certified facility in California, we or our CMO may not necessarily be able to replicate those results or be able to accommodate greater amounts. Treatment of patients in various locations is dependent upon reliable acquisition of MOs and implantation or ablation of TARGT microorgans by trained local physicians, using appropriate proprietary and nonproprietary devices and products, and upon the transport of microorgans and TARGT microorgans between the TARGT processing centers and local treatment clinics via reliable and cost effective logistical arrangements. It may also be important that the processing center not require highly skilled operators, specialist laboratories or clean rooms. The inability to adequately scale and rollout such technology could damage the cost-effectiveness and therefore one of the anticipated competitive advantages of the TARGT platform.

Our core business strategy is to develop the TARGT microorgan for use in rare and orphan disease markets that our company would internally develop and launch. However, we do plan to explore collaborative relationships or strategic partnerships and/or license the TARGTEPO program after receipt of POC results utilizing the second generation expression cassette of the HDAd viral vector. We may not be able to identify such collaborators and partners on a timely basis and we may not be able to enter into relationships with any future collaborator(s) or partner(s) on terms that are commercially beneficial to us or at all. In addition, such relationships and partnerships may not come to fruition or may not be successful. Our agreements with these third parties may also contain provisions that restrict our ability to develop and test our product candidates or that give third parties rights to control aspects of our product development and clinical programs.

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

In addition, although we attempt to audit and control the quality of third-party data, we cannot guarantee the authenticity or accuracy of such data, nor can we be certain that such data has not been fraudulently generated. The failure of third parties to carry out their obligations towards us would materially adversely affect our ability to develop and market our TARGT platform. To date, we have only entered into one collaboration agreement which addressed the feasibility and laboratory development of HEMODURE. That agreement expired in September 2011, and we have since terminated the HEMODURE program.

While our new strategic focus is on rare and orphan diseases, therapeutic proteins and peptides for these diseases have never been produced by the TARGT, and we may not be successful in creating a TARGT microorgan that produces proteins and peptides for the treatment of rare and orphan diseases.

While the TARGT microorgan’s attributes of producing low levels of autologous proteins for an extended period of time would appear to be highly amenable to treating rare and orphan diseases, we have not yet created a TARGT microorgan that addresses a rare or orphan disease and may never overcome the technical hurdles. In addition, we may target rare and orphan diseases that require peptides or proteins with post-translational modifications for efficacy, and we have not yet produced peptides or proteins with post-translational modifications in the TARGT. The production of peptides and/or proteins with post-translational modifications could require us to develop new techniques of protein production from the TARGT microorgan which may delay research and development timelines or may be simply too great to overcome.

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

Furthermore, even if we enter into marketing and distributing arrangements with third parties, these third parties may not be successful or effective in selling and marketing our TARGT platform. If we fail to create successful and effective marketing and distribution channels, our ability to generate revenue and achieve our anticipated growth could be adversely affected. If these distributors experience financial or other difficulties, sales of our products could be reduced, and our business, financial condition and results of operations could be harmed.

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

Our product candidates will require regulatory approvals prior to sale. In particular, our product candidates are subject to stringent approval processes, prior to commercial marketing, by the FDA and by comparable agencies in all countries where we operate and desire to introduce our product candidates, whether sold via a strategic partner or directly by us. These requirements range from vector and TARGT efficacy and safety assessment in Phase 3 clinical trials to long-term follow-up assessments on treated patients in clinical trials for product approval for sale. The process of obtaining FDA and corresponding foreign approvals is costly and time-consuming, and we cannot assure that such approvals will be granted. Also, the regulations we are subject to change frequently and such changes could cause delays in the development of our product candidates.

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

Even if our TARGT platform receives initial regulatory approval or clearance for specific therapeutic applications, we will still be subject to ongoing reporting obligations, and such product and the related manufacturing operations will be subject to continuing regulatory review, including FDA inspections. This ongoing review may result in the withdrawal of our product from the market, the interruption of manufacturing operations and/or the imposition of labeling and/or marketing limitations related to specific applications of our product. Since many more patients will be exposed to our TARGT platform following its marketing approval, serious but infrequent adverse reactions that were not observed in clinical trials may be observed during the commercial marketing of such product. In addition, the manufacturer(s) and the manufacturing facilities that we will use to produce our TARGT microorgans will be subject to periodic review and inspection by the FDA and other similar foreign regulators. Late discovery of previously unknown problems with any product, manufacturer or manufacturing process, or failure to comply with regulatory requirements, may result in actions, such as:

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

The development of a market for new technology is affected by numerous factors, many of which are beyond our control. There can be no assurance the TARGT platform will gain acceptance within the markets at which it is targeted. Further, the internal structure for medical service provision varies considerably from territory to territory throughout the world and may be, in some cases, subject to public sector procurement processes, which could delay penetration of this market by our product candidates. If the market does not accept our product candidates, when and if we are able to commercialize them, then we may never become profitable. Factors that could delay, inhibit or prevent market acceptance of our product candidates may include:

•	timing and receipt of marketing approvals;

•	safety and efficacy of the products;

•	patient reluctance to undergo the harvest and TARGT implantation procedure physician reluctance or inability to perform the harvest and TARGT implantation procedure

•	emergence of equivalent or superior products;

•	cost-effectiveness of products;

•	findings by health plans or third-party payers that the product candidates are not reasonable and necessary, or are subject to additional prerequisites for coverage;

•	decisions by health plans not to cover the TARGT platform if they conclude that it is experimental or investigational; and

•	ineffective marketing.

Our success is first and foremost reliant upon there being a demand for our technology by patients, payers, and in the case of TARGTEPO, potential strategic partners. We and potential partners will need to establish and manage reliable and cost effective TARGT production capabilities on a large scale. There is risk that such facilities may not be successfully established, may not meet their performance requirements or cost targets, or in other ways fail to deliver the requisite level of reliable and cost-effective TARGT microorgans for clinical use. In addition, sales will rely upon demand for TARGT products, which in turn is dependent upon patient and doctor and other medical practitioner perceptions as to safety, reliability and efficacy of our product candidates. Although our product candidates will be subject to extensive testing, there can be no assurance that consumers will ultimately accept them relating to safety.

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

Our success will depend on the retention of our directors and other current and future members of our management and technical team, including Michael F. Cola, our President and Chief Executive Officer, John H. Leaman, our Chief Financial Officer, and Garry A. Neil, our Chief Scientific Officer, and on our ability to continue to attract and retain highly skilled and qualified personnel. There can be no assurance that we will retain the services of any of our directors, officers or employees, or attract or retain additional senior managers or skilled employees. Furthermore, we do not carry key man insurance with respect to any of such individuals.

The TARGT platform is still in development and is dependent on further development and testing to reach commercial production. We currently employ a small number of key personnel including top managers, scientists, engineers and clinical experts who are important to developing the TARGT platform and have a high level of accumulated knowledge which would be lost if they left our company. If these employees leave our company or otherwise are unable to provide services, there could be significant implications on the timing and cost of future development of the technology. Because competition for qualified personnel in our industry is intense, we may be unable to timely find suitable replacements with the necessary scientific expertise. We cannot assure you that our efforts to attract or retain such personnel will be successful.

If we are not able to obtain and maintain adequate patent protection for our product candidates, we may be unable to prevent our competitors from using our technology.

Our ability to commercialize the TARGT platform, or our product candidates, will depend, in part, on our ability, both in the United States and in other countries, to obtain patents, enforce those patents, preserve trade secrets and operate without infringing the proprietary rights of third parties. Our existing owned patent and patent application portfolio directed to TARGT platform, including TARGTEPO, currently contains 55 issued patents, and 43 pending and allowed patent applications. Applications for patents and other intellectual property rights capable of being registered have been, and will be, filed in certain key jurisdictions. We may not successfully obtain patents in the countries in which patent applications have been or will be filed, and we may not develop other patentable products or processes. In addition, any future patents may not prevent other persons or companies from developing similar or medically equivalent products and other persons or companies may be issued patents that may prevent the sale of our products or that will require us to license or pay significant fees or royalties. Furthermore, issued patents may not be valid or enforceable, or be able to provide our company with meaningful protection. Patent litigation is costly and time-consuming and there can be no assurance that we will have, or will be able to devote, sufficient resources to pursue such litigation. In addition, potentially unfavorable outcomes in such proceedings could limit our intellectual property rights and activities.

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

We also rely on trade secrets, technical know-how and continuing innovation to develop and maintain our competitive position. We seek to protect our proprietary information by requiring our employees, consultants, contractors, outside scientific collaborators and other advisors to execute non-disclosure and confidentiality agreements and our employees to execute assignment of invention agreements to us on commencement of their employment. Agreements with our employees aim to prevent employees from bringing any proprietary rights of third parties to us. We also require confidentiality or material transfer agreements from third parties that receive our confidential data or materials. However, if our employees, consultants, contractors, outside scientific collaborators or other advisors breach their confidentiality or other obligations to us, we may not be able to successfully or effectively prevent such breach and we could be adversely impacted if the protection of our trade secrets or other intellectual property is compromised.

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

There is certain subject matter that is patent eligible in the United States but not generally patent eligible outside of the United States and vice versa. Differences in what constitutes patent eligible subject matter in various countries may limit the protection we can obtain in the United States and outside of the United States.

As we develop the TARGT platform, we may need to obtain licenses to protect our rights to make and use our technology. There is no assurance that we will obtain licenses for such technology or would be able to obtain licenses to any third party intellectual property on commercially reasonable terms.

Additionally, there can be no assurance that we can successfully develop non-infringing alternatives on a timely basis, or license non-infringing alternatives, if any exist, on commercially reasonable terms. A significant intellectual property impediment to our ability to develop and commercialize our product candidates could adversely affect our business prospects.

Even if patents are issued to us or our licensors covering embodiments of our product candidates, devices, or methods of using them, those patents can be challenged by our competitors who can argue such patents are invalid or unenforceable, or that the claims of the issued patents should be limited or narrowly construed. Patents also will not protect our product candidates if competitors devise ways of making or using these product candidates without legally infringing our patent claims.

We cannot assure you that third parties cannot and will not design around our patents and develop similar products or that we will be successful in enforcing our patents on such design around products. The biosimilars pathway created under the Biologics Price Competition and Innovation Act (BPCIA) may allow for another manufacturer to develop a non-patent infringing product using data from our own clinical trials. Prior to the enactment of BPCIA, information in approved Biologic License Applications (BLAs) could not be relied upon by other manufacturers to establish the safety and efficacy of their products for which they were seeking FDA approval. Accordingly, if the TARGT platform were approved under a BLA, other manufacturers potentially could develop and seek FDA approval of “biosimilar” products at some point in the future.

The sale of any product may be reliant on licenses from third parties, and any loss of these rights would adversely affect our business.

As indicated above, we currently have licenses to certain third party intellectual property, and therefore we do not own all of the intellectual property upon which a TARGT-based product may be made, used, or sold.

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

In addition, third parties may have trademarks or pending applications on our contemplated marks, similar marks, or in confusingly similar fields of use (or may be using our contemplated marks or similar marks). We may have to change our use of certain marks which could have an adverse impact on our business and may require us to spend additional funds to develop new marks. We anticipate that we will spend both time and management resources to develop and file trademark applications in the future.

We are subject to intense competition in the therapeutic protein market from companies with greater resources and more mature products, which may result in our competitors developing or commercializing products before or more successfully than us.

While we believe our TARGT platform has significant advantages, there are a number of well-established and substantial companies engaged in the development, production, marketing, sale and distribution of products that are potentially competitive with our product candidates or the TARGT platform in general. Many of these companies are more experienced than our company is and represent significant competition. It is also possible that other parties have in development products substantially similar to or with properties that are more efficacious, less invasive and more cost effectively delivered than our product candidates or the TARGT platform in general. The success of our competitors in developing, bringing to market, distributing and selling their products could negatively affect our result of operations and/or general acceptance of our product candidates.

We face risks related to the general economic conditions that may adversely affect our business.

In general, our operating results can be significantly and adversely affected by negative economic conditions, high labor, material and commodity costs, and unforeseen changes in demand for our potential products. These conditions have resulted and could continue to result in slower adoption of new technologies and cost containment efforts by governments and other payers for healthcare research and development, products and services.

The grants we received from the Israeli Office of the Chief Scientist place certain restrictions on us.

Through our wholly-owned Israeli subsidiary, we have received an aggregate of $10.76 million in grants from the Israeli Office of the Chief Scientist (OCS). The grant agreements require repayment of the grants provided to us through the payment of royalties out of income received from commercializing the developed technology. Pursuant to the Israeli Encouragement of Industrial Research and Development Law, certain limitations will apply to the change of control of the grant recipient and the financing, mortgaging, production, exportation, licensing and transfer or sale of its technology and intellectual property to third parties, which will require the OCS’s prior consent and, in case such a third party is outside of Israel, extended royalties and/or other fees. This could have a material adverse effect on and significant cash flow consequences to our company if, and when, any technologies, intellectual property or manufacturing rights are exported, transferred or licensed to third parties outside Israel. If the OCS does not wish to give its consent in any required situation or transaction, we would need to negotiate a resolution with the OCS. In any event, such a transaction, assuming the OCS approved it, would involve monetary payments, such as royalties or fees, of not less than the applicable funding received from the OCS plus interest and, in aggregate, not to exceed six times the applicable funding received from the OCS.

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

In March 2010, President Obama signed into law the Patient Protection and Affordable Care Act (ACA) and the Health Care and Education Reconciliation Act of 2010. The legislation imposes significant new taxes on medical device makers in the form of a 2.3% excise tax on all U.S. medical device sales that began January 1, 2013. Under the law, the total cost to the medical device industry from the tax is expected to be approximately $29 billion over ten years. This significant increase in the tax burden on our industry could have a material, negative impact on our results of operations and our cash flows, especially if the TARGT microorgan were determined to be a medical device. Other elements of this legislation, such as comparative effectiveness research, an independent payment advisory board, payment system reforms, including shared savings pilots, and other provisions, could meaningfully change the way health care is developed and delivered, and may materially impact numerous aspects of our business.

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

We may become subject to product liability claims. We have not experienced any product liability claims to date; however, the production at commercial scale, distribution, sale and support of our product candidates may entail the risk of such claims, which is likely to be substantial in light of the use of our product candidates in the treatment of medical conditions. We carry product liability insurance coverage in connection with our human trial of TARGTEPO, including the second generation expression cassette of the HDAd viral vector and implantation protocol which is projected to be conducted in Israel. Our insurance provides $5 million in coverage, subject to a $5,000 deductible. Our insurance must be renewed annually at a current cost of $19,000 per year to cover current and planned trials in Israel. If we are unable to obtain a renewal or if we suffer a successful product liability claim in excess of our insurance coverage, such claim could result in significant monetary liability and could have a material adverse impact on our business, operations, financial position and/or reputation.

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

Risk Related to our Securities

Our securities are thinly traded, resulting in relative illiquidity and price volatility, and there may not ever be an active market for our securities.

Although our common stock and a class of our warrants have been traded on the NYSE MKT since April 2011, the volumes and trading in our securities have been extremely sporadic. As a result, the ability of holders to purchase or sell our securities is limited, with low-volume trading creating wide shifts in price. For our securities to continue to be listed on the NYSE MKT, we must meet the current listing requirements of that exchange. If we were unable to meet these requirements, our securities could be delisted from the NYSE MKT. Any such delisting of our securities could have an adverse effect on the market price of, and the efficiency of the trading market for, our securities, not only in terms of the number of shares that can be bought and sold at a given price, but also through delays in the timing of transactions and less coverage of us by securities analysts, if any. Also, if in the future we were to determine that we need to seek additional equity capital, it could have an adverse effect on our ability to raise capital in the public or private equity markets.

Further, the share prices of public companies, particularly those operating in high growth sectors, are often subject to significant fluctuations. The market price of our common stock on the NYSE MKT has been volatile, ranging from $3.68 per share to $9.00 per share during the 52-week trading period ending February 9, 2015. We expect that the market price of our common stock will continue to fluctuate significantly due to factors including, but not limited to, the following:

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

In addition, as of December 31, 2014, there were outstanding options to purchase an aggregate of 7,385,282 shares of our common stock at exercise prices ranging from 2.66 per share to $10.80 per share, of which options to purchase 3,392,411 shares were exercisable as of such date. As of December 31, 2014, there were warrants outstanding to purchase 9,195,665 shares of our common stock, at exercise prices ranging from $2.49 per share to $11.16 per share, with a weighted average exercise price of $6.24 per share, all of which were exercisable as of December 31, 2014. The exercise of options and warrants at prices below the market price of our common stock could adversely affect the price of shares of our common stock. In addition, some of the warrants have anti-dilution protection which will require us to lower the exercise price in the event we sell securities in the future at a price lower than the exercise price then in effect. Additional dilution may result from the issuance of shares of our common stock in connection with collaborations or manufacturing arrangements or in connection with other financing efforts.

Any issuance of our common stock that is not made solely to then-existing stockholders proportionate to their interests, such as in the case of a stock dividend or stock split, will result in dilution to each stockholder by reducing his, her or its percentage ownership of the total outstanding shares. Moreover, if we issue options or warrants to purchase our common stock in the future and those options or warrants are exercised, stockholders may experience further dilution. In 2014, we issued 1,247,373 options resulting in significant dilution to our existing stockholders. Delaware law and our corporate governance documents do not prohibit the number of options that we may issue in the future, except to the extent we are limited by the number of our authorized shares of common stock which is currently 100,000,000 shares. Holders of shares of our common stock have no preemptive rights that entitle them to purchase their pro rata share of any offering of shares of any class or series.

Our principal stockholders have significant voting power and may take actions that may not be in the best interests of our other stockholders.

As of December 31, 2014, our officers and directors together controlled approximately 26% of our outstanding common stock on a fully diluted basis. In addition, as of December 31, 2014, our five largest stockholders other than management and the directors controlled approximately 11% of our outstanding common stock on a fully diluted basis. This concentration of ownership may have the effect of delaying or preventing a change in control and might adversely affect the market price of our common stock, and therefore may not be in the best interest of our other stockholders.

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

Our principal research and development activities are based in Israel, which may be adversely affected by acts of terrorism, major hostilities, adverse legislation or litigation. If major hostilities should occur in the Middle East, including as a result of acts of terrorism in the United States or elsewhere, any such effects may not be covered by insurance. Our commercial insurance does not cover losses that may occur as a result of events associated with the security situation in the Middle East, such as damages to our facilities and the resulting disruption to our ability to continue our product development. Although the Israeli government currently covers the reinstatement value of direct damages that are caused by terrorist attacks or acts of war, we cannot be certain that this government coverage will be maintained or will be adequate in the event we submit a claim. Any losses or damages incurred by us could have a material adverse effect on our business, financial condition and results of operations.

We are directly affected by economic, political and military conditions in that country. Our Israeli facilities are located in Misgav in northern Israel. In December 2008, in November 2012 and again in the summer of 2014, armed conflicts occurred between Israel and Hamas, an Islamist terrorist group in the Gaza Strip, including targeting civilian targets in southern Israel and the western Negev region, as well as Tel Aviv and Jerusalem. There can be no assurance that Hamas will not obtain and use longer-range missiles capable of reaching our facilities, which could result in a significant disruption of the Israel-based portion of our business.

Any armed conflicts, terrorist activities or political instability in the region could adversely affect business conditions and could harm our business, financial condition and results of operations and may make it more difficult for us to raise necessary capital. For example, any major escalation in hostilities in the region could result in a portion of our employees, including officers, key personnel and consultants, being called up to perform military duty for an extended period of time. In addition, the political and security situation in Israel may result in parties with whom we have agreements involving performance in Israel claiming that they are not obligated to perform their commitments under those agreements pursuant to force majeure provisions in the agreements.

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

The following table sets forth, for the periods indicated, the high and low sale prices for our common stock as reported by the NYSE MKT:

2013	High	Low
First Quarter (January 1, 2013 to March 31, 2013)	$8.19	$4.70
Second Quarter (April 1, 2013 to June 30, 2013)	4.99	3.50
Third Quarter (July 1, 2013 to September 30, 2013)	8.01	3.60
Fourth Quarter (October 1, 2013 to December 31, 2013)	7.98	5.32

2014	High	Low
First Quarter (January 1, 2014 to March 31, 2014)	$9.00	$5.88
Second Quarter (April 1, 2014 to June 30, 2014)	8.33	6.08
Third Quarter (July 1, 2014 to September 30, 2014)	7.98	4.97
Fourth Quarter (October 1, 2014 to December 31, 2014)	6.36	3.68

Holders of Record

As of February 9, 2015, there were 330 holders of record of our common stock. We believe there are a substantially greater number of beneficial holders.

Stock Performance Graph

The following graph compares the cumulative total stockholder return data for our common stock from April 8, 2011 (the date on which our common stock commenced trading on the NYSE MKT) through December 31, 2014 to the cumulative return over such time period of (i) the NYSE MKT Composite Index and (ii) the RDG MicroCap Biotechnology Index. The graph assumes an investment of $100 on April 8, 2011 in (i) our common stock, (ii) the securities comprising the NYSE MKT Composite Index and (iii) the securities comprising the RDG MicroCap Biotechnology Index, including dividend reinvestment, if any. The comparisons in the graph are required by the SEC and are not intended to forecast or be indicative of possible future performance of our common stock.

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

Recent Sales of Unregistered Securities

In the fourth quarter of 2014, a former director exercised warrants to purchase 35,922 shares of common stock at an exercise price of $0.0002 per share. Total proceeds to us were de minimis. The issuance of these shares was deemed exempt from registration under the Securities Act in reliance upon Section 4(2) of the Securities Act. There were no underwriters employed in connection with this transaction.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6 - Selected Financial Data.

The selected data presented below under the captions “Statement of Operations Data,” “Statement of Cash Flows Data” and “Balance Sheet Data” for, and as of the end of, each of the fiscal years in the five-year period ended December 31, 2014, are derived from, and should be read in conjunction with, our audited consolidated financial statements.

The information contained in this table should also be read in conjunction with “Management's Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and related notes thereto included elsewhere in this report (in thousands of dollars except share and per share data):

	Year Ended December 31,
	2014	2013	2012	2011	2010
Statement of Operations Data:
Operating expenses:
Research and development expenses, net	$8,253	$7,297	$5,431	$5,052	$1,526
General and administrative expenses	10,686	10,521	7,197	4,924	4,405
Other income:
Excess amount of participation in research and developments from third party	—	—	—	—	(2,577)
Operating loss	(18,939)	(17,818)	(12,628)	(9,976)	(3,354)
Financial expenses	(68)	(20)	(2,429)	(214)	(1,664)
Financial income	586	726	5	2,097	873
Loss before taxes on income	(18,421)	(17,112)	(15,052)	(8,093)	(4,145)
Taxes on income	12	17	19	3	2
Loss	(18,433)	(17,129)	(15,071)	(8,096)	(4,147)
Basic loss per share	$(0.96)	$(0.97)	$(1.37)	$(0.96)	$(0.95)
Diluted loss per share	$(1.00)	$(1.06)	$(1.37)	$(0.96)	$(0.95)
Weighted average number of shares used in computing basic loss per share	19,246,611	17,629,436	11,023,881	8,447,908	4,374,520
Weighted average number of shares used in computing diluted loss per share	19,294,259	17,683,510	11,023,881	8,447,908	4,374,520

Statement of Cash Flows Data:
Net cash used in operating activities	$(12,195)	$(12,732)	$(8,619)	$(8,027)	$(4,154)
Net cash used in investing activities	(363)	(183)	(63)	(289)	(69)
Net cash provided by financing activities	23,456	28,874	10,118	10,452	6,612
Increase in cash and cash equivalents	10,898	15,959	1,436	2,136	2,389

Balance Sheet Data:
Cash and cash equivalents	$33,288	$22,390	$6,431	$4,995	$2,859
Current assets	33,603	22,592	6,970	6,117	3,842
Long-term assets	677	495	737	745	607
Total assets	34,280	23,087	7,707	6,862	5,121
Current liabilities	3,638	3,014	2,350	2,059	7,438
Long-term liabilities	980	1,650	3,423	1,806	4,757
Stockholders’ equity (deficit)	29,662	18,423	1,934	2,997	(7,074)

ITEM 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read together with our financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K.

Overview

We are a clinical stage rare and orphan disease company developing an innovative and proprietary ex vivo gene therapy platform, offering what we believe to be a novel therapeutic approach for use in the $50 billion orphan and rare disease therapeutics markets. Our TARGTTM (Transduced Autologous Restorative Gene Therapy) platform (previously called BioPump) is designed to provide sustained protein and peptide therapies to treat a range of chronic diseases and conditions. We are currently studying our lead product MDGN-201, which we refer to as TARGTEPOTM (previously called EPODURETM), in a Phase 1/2 clinical trial in patients with End Stage Renal Disease (ESRD), and we plan on studying TARGTEPO in identified sub-populations of unmet need including subpopulations of Chronic Kidney Disease (CKD) or ESRD patients who may benefit from treatment with TARGTEPO. These patients may include those who are hypo-responsive to recombinant humanized erythropoietin, or rHuEPO, patients eligible for peritoneal dialysis, anemic patients on the transplant list, patients with Myelodysplastic Syndrome (MDS),, and Beta Thalassemia Intermedia patients, that may qualify for orphan drug designation. We have initiated in vivo proof of concept pre-clinical studies with several other orphan or rare disease candidates, and we anticipate initiating discussions with regulatory agencies for some of those programs in 2015.

In June 2014, the first patient was enrolled in our Phase 1/2 clinical trial of MDGN-201 (TARGTEPO). The aim of the ongoing trial is to validate the potential of our TARGT platform using a second generation expression cassette of the HDAd viral vector, that was developed to enhance durability of the proposed therapeutic effect. The ongoing study is evaluating the potential of the updated platform to offer sustained production and delivery of endogenous erythropoietin, or eEPO, to treat anemia in dialysis patients with ESRD. This open-label trial is expected to enroll up to 18 patients with ESRD who require rHuEPO treatment for anemia. We expect that each patient will receive one or more TARGTEPO microorgans and will be followed for at least one year. The trial endpoints include plasma eEPO levels, blood counts and safety assessment.

In February 2015, we announced ongoing interim clinical data on the six patients in the low-dose cohort of the Phase 1/2 trial. The patients ranged from 2 to 8 months post implantation of TARGTEPO microorgans and patients have shown positive response to therapy at 100x lower Cmax than rHuEPO (e.g., EPREX). The first patient implanted with TARGTEPO has maintained hemoglobin levels) due to red blood cell production stimulated by eEPO at 8 months following implantation. Of the remaining 5 patients, one maintained his target Hb levels without receiving an injection of rHuEPO for five months, another patient, who had a complicated course unrelated to the TARGTEPO treatment and surgery leading to a loss of blood required additional rHuEPO at two months following the implantation of the TARGTEPO microorgan. The other patients, who were implanted from 2 to 4 months ago have not required any rHuEPO or blood transfusions following their TARGTEPO implantations and are maintaining their target Hb levels. The low-dose was well tolerated and there were no treatment related serious adverse events (SAEs). The mid-dose cohort of the Phase 1/2 trial will begin in the first quarter of 2015. In addition, in October 2014, we announced pre-clinical in vivo data that showed a novel TARGT construct, TARGTGLP-2, demonstrated pre-clinical proof of concept by producing GATTEX (teduglutide), a GLP-2 analogue for the treatment of short bowel syndrome, in severe combined immunodeficiency mice (SCID) implanted with TARGTGLP-2.

In November 2014, we entered into a licensing and research collaboration with the Children’s Hospital of Philadelphia, or CHOP (the “Research Agreement” and the “License Agreement”). Under this Research Agreement, we agreed to sponsor research at CHOP with respect to the recruitment and genetic analysis of patents with rare Mendelian diseases to accelerate discovery of diagnostic and therapeutic targets. As consideration for the research program, we are obligated to pay CHOP $4.48 million on a specified timeline during the initial year of the Research Agreement. In exchange for our sponsorship of the research program, CHOP has granted us options over certain intellectual property created in the course of the research. The initial term of the Research Agreement is one year. We have the unilateral right to extend the term of the Research Agreement for an additional two-year term beyond the initial term and to provide additional funding for such an extension. The terms of the License Agreement are described below under “Licenses.”

We have generated significant losses to date, and we expect to continue to generate losses as we progress towards the commercialization of our product candidates. We have incurred net losses of approximately $18.43 million, $17.13 million and $15.07 million for the years ended December 31, 2014, 2013 and 2012, respectively. As of December 31, 2014, we had stockholders’ equity of approximately $29.66 million. We are unable to predict the extent of any future losses or when we will become profitable, if at all.

Recent Equity Offerings:

On December 1, 2014, we completed a registered public offering of 5,893,750 shares of common stock, including 768,750 shares sold pursuant to the full exercise of the underwriters’ over-allotment option, at a price to the public of $4.10 per share. The net proceeds from this offering to us were approximately $22.21 million, after deducting underwriting discounts and commissions and offering expenses payable by us.

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

On June 18, 2012, we completed a private placement transaction in which we issued an aggregate of 1,944,734 units with each unit consisting of one share of our common stock and a warrant to purchase 0.75 shares of our common stock. The warrants to purchase an aggregate of 1,458,550 shares of common stock were issued with an exercise price of $8.34 per share, first became exercisable on December 15, 2012 (which, if all were exercised in full, would result in the issuance of 1,458,576 shares of common stock due to the rounding of fractional shares) and will expire on June 18, 2017. Each unit was sold for a purchase price of $4.90 for total gross proceeds of approximately $9.53 million, or approximately $8.41 million in net proceeds after deducting private placement fees of $0.95 million and other offering costs of $0.17 million. . In addition, warrants to purchase 194,473 shares of our common stock having an exercise price of $9.17 per share were issued to the placement agent, first became exercisable on December 18, 2012 and will expire on June 18, 2017.

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

Conducting a significant amount of development is central to our business model. Product candidates in later-stage clinical development generally have higher development costs than those in earlier stages of development, primarily due to the significantly increased size and duration of the clinical trials. We plan to increase our research and development expenses for the foreseeable future in order to complete the proof of concept of our TARGTEPO microorgans with a second generation expression cassette of the HDAd viral vector and implantation protocol, and our earlier-stage research and development projects including in targeted rare and orphan disease indications.

The process of conducting pre-clinical studies and clinical trials necessary to obtain regulatory approval is costly and time consuming. The probability of success for each product candidate and clinical trial may be affected by a variety of factors, including, among others, the quality of the product candidate’s early clinical data, investment in the program, competition, manufacturing capabilities and commercial viability. As a result of these uncertainties, together with the uncertainty associated with clinical trial enrollments and the risks inherent in the development process, we are unable to determine the duration and completion costs of current or future clinical stages of our product candidates or when, or to what extent, we will generate revenues from the commercialization and sale of any of our product candidates. Development timelines, probability of success and development costs vary widely. We are concurrently focusing on proceeding with the approved TARGTEPO trial to obtain proof of concept with the second generation expression cassette of the HDAd viral vector and new implantation protocol and pursuing pre-clinical research and development in targeted orphan and rare disease. We previously developed INFRADURE as a potential treatment for chronic viral hepatitis. Although preliminary data suggested that therapeutic levels were attainable with a first generation platform the project has been stopped for strategic reasons.

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

Financial Income and Expense

Financial expense consists primarily of warrant valuations and foreign currency exchange differences.

Financial income consists primarily of warrant valuations.

Results of Operations for the Years Ended December 31, 2014 and 2013

Research and Development Expenses

Gross research and development expenses for the year ended December 31, 2014 were $10.49 million, increasing from $8.87 million in 2013 primarily due to an increase in license fees related to CHOP (for additional discussion, see Off Balance Sheet Arrangements below), and an increase in stock-based compensation expense.

Research and development expenses, net for the year ended December 31, 2014 were $8.25 million, increasing from $7.30 million in 2013. The increase in the research and development expenses, net was mainly due to the increase in gross research and development expenses as detailed above, offset in part by participation by the OCS of $2.24 million in 2014 compared with $1.57 million in 2013.

General and Administrative Expenses

General and administrative expenses for the year ended December 31, 2014 were $10.69 million, increasing from $10.52 million in 2013 primarily due to increased personnel and an increase in stock-based compensation expense offset by a decrease in professional fees.

Financial Income and Expenses

 Financial expenses for year ended December 31, 2014 were $0.07 million, increasing from $0.02 million in 2013. This increase of $0.05 million was mainly due to foreign currency exchange differences.

Financial income for the year ended December 31, 2014 was $0.59 million, decreasing from $0.73 for the same period in 2013 mainly due to the change in valuation of the warrant liability.

Results of Operations for the Years Ended December 31, 2013 and 2012

Research and Development Expenses

Gross research and development expenses for the year ended December 31, 2013 were $8.87 million, increasing from $7.19 million in 2012 due to an increase in the use of materials and subcontractors in connection with human TARGTEPO clinical trials in Israel and preparation for human TARGTEPO clinical trials in the United States including ongoing method development, as well as an increase in research and development personnel.

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

We recorded $2.24 million, $1.57 million and $1.76 million in the years ended December 31, 2014, 2013 and 2012, respectively, from the OCS in development grants.

In the year ended December 31, 2014, options and warrants were exercised in consideration of $1.24 million and 404,018 shares of common stock were issued upon such exercises. In the year ended December 31, 2013, options and warrants were exercised in consideration of $0.01 million and 19,499 shares of common stock were issued upon such exercises. In the year ended December 31, 2012, options and warrants were exercised in consideration of $1.71 million and 575,349 shares of common stock were issued upon such exercises.

On December 1, 2014, we completed a registered public offering of 5,893,750 shares of common stock, including 768,750 shares sold pursuant to the full exercise of the underwriters’ over-allotment option, at a price to the public of $4.10 per share. The net proceeds from this offering to us were approximately $22.21 million, after deducting underwriting discounts and commissions and offering expenses payable by us.

In February and March 2013, we completed a registered public offering of 6,440,000 shares of common stock and 6,440,000 Series 2013-A warrants to purchase up to an aggregate of 3,220,000 shares of common stock, including the exercise of the underwriters’ over-allotment of 840,000 shares of common stock and 840,000 Series 2013-A warrants to purchase up to 420,000 shares of common stock . The shares of common stock and Series 2013-A warrants were sold together as a fixed combination, each consisting of one share of common stock and one Series 2013-A warrant to purchase 0.50 of a share of common stock, at a public offering price of $5.25 per combination, less the underwriting discounts and commissions payable by us, for net proceeds of approximately $28.82 million.

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

Cash Flows

We had cash and cash equivalents of $33.29 million at December 31, 2014 and $22.39 million at December 31, 2013. The increase in our cash balance during 2014 was primarily the result of our registered public offering of common stock during the period.

Net cash used in operating activities of $12.20 million, $12.73 million and $8.62 million for the years ended December 31, 2014, 2013 and 2012, respectively, primarily reflected our cash expenses for our operations.

Our cash used in investing activities relates mainly to our purchases of property and equipment.

Net cash provided by financing activities was $23.46 million, $28.87 million and $10.12 million for the years ended December 31, 2014, 2013 and 2012, respectively. Our cash flows from financing activities during the year ended December 31, 2014 were primarily the result of our registered public offering of common stock in December 2014 from which the net proceeds were approximately $22.21 million. Our cash flows from financing activities during the year ended December 31, 2013 were primarily the result of our registered public offering of common stock and Series 2013-A warrants in February 2013 from which the net proceeds were approximately $28.82 million. Our cash flows from financing activities during the year ended December 31, 2012 were primarily the result of the private placement of common stock and warrants in June 2012 from which the net proceeds were approximately $8.41 million.

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

Without taking into account any revenue we may receive as a result of licensing or other commercialization agreements, we believe that cash on hand, including the net proceeds we received from our public offering of common stock in 2014, will be sufficient to enable us to fund our operating expenses and capital expenditure requirements through the third quarter of 2016. We have based this estimate on assumptions that may prove to be wrong and we could use our available resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our current and anticipated clinical trials.

We do not anticipate that we will generate revenue from the sale of products for at least three years; however, we do intend to seek licensing or other commercialization agreements for existing and new TARGT applications. In the absence of additional funding or adequate funding from commercialization agreements, we expect our continuing operating losses to result in decreases in our cash balances over the next several quarters.

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

Contractual Obligations

The following table sets forth our contractual payment obligations as of December 31, 2014 for the periods indicated below:

Contractual Obligations	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years and Thereafter
Long-term severance pay	$368,000	$-	$-	$-	$-
Operating lease obligations	$180,000	$158,000	$22,000	$-	$-
Purchase obligations	$5,552,000	$5,552,000	$-	$-	$-
Warrant liability	$612,000	$612,000	$-	$-	$-
Total	$6,712,000	$6,322,000	$22,000	$-	$-

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

Liability in Respect of Warrants

In the past, we issued warrants whose exercise price is subject to downward adjustment. In accordance with Accounting Standards Codification No. 815-40-15-7I, we classified these warrants as a liability at their fair value. The warrants liability will be re-measured at each reporting period until exercised or expired. The decrease in the fair value of the warrants during the year ended December 31, 2014 and 2013 of $0.58 million and $0.72 million respectively, and the increase in the fair value of the warrants during the year ended December 31, 2012 of $2.34 million are reported in the Statements of Operations as financial income and expense, respectively.

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

For the purpose of valuing options and warrants granted to our employees, non-employees and directors and officers during the years ended December 31, 2014, 2013 and 2012, we used the Binomial options pricing model. To determine the risk-free interest rate, we utilized the U.S. Treasury yield curve in effect at the time of grant with a term consistent with the expected term of our awards. We estimated the expected life of the options granted based on anticipated exercises in the future periods assuming the success of our business model as currently forecast. The expected dividend yield reflects our current and expected future policy for dividends on our common stock. The expected stock price volatility for our stock options was calculated by examining historical volatilities for publicly traded industry peers as we do not have sufficient trading history for our common stock. We will continue to analyze the expected stock price volatility and expected term assumptions as more historical data for our common stock becomes available. We currently estimate that we will experience 5% to 8% forfeitures for those options currently outstanding.

ASU 2014-10 regarding development stage entities

In June 2014, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-10 (ASU 2014-10) regarding development stage entities. ASU 2014-10 removes the definition of development stage entity, as was previously defined under generally accepted accounting principles in the United States (U.S. GAAP), from the Accounting Standards Codification, thereby removing the financial reporting distinction between development stage entities and other reporting entities from U.S. GAAP.

In addition, ASU 2014-10 eliminates the requirements for development stage entities to (i) present inception-to-date information in the statement of income, cash flow and stockholders’ equity, (ii) label the financial statements as those of a development stage entity, (iii) disclose a description of the development stage activities in which the entity is engaged, and (iv) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage.

We have applied ASU 2014-10 in these financial statements.

Off-Balance Sheet Arrangements

CHOP License

In November 2014, we entered into a licensing and research collaboration agreement (the “Research Agreement” and the “License Agreement”) with the Children’s Hospital of Philadelphia (“CHOP”). Under the terms of the License and Research Agreement, CHOP granted us (i) an exclusive, sublicensable license to use certain patent rights covering potential diagnostic and therapeutic targets, (ii) an exclusive, non-sublicensable license to use certain biospecimen and phenotypic data collected from patients with rare and orphan diseases and their family members, (iii) a non-exclusive, sublicensable license to use certain know-how related to such patent rights, biospecimen and phenotypic data, (iv) a non-exclusive and non-sublicensable license to use certain biospecimen and phenotypic data collected from patients with non-rare and orphan diseases, and (v) an exclusive option to negotiate licenses to commercialize certain inventions that may be created in the future that target rare and orphan diseases. In consideration of the licenses and option granted under the Licensing and Research Agreement, we agreed to pay to CHOP a license issuance fee of $500,000, certain maintenance fees, certain milestone payments, low single-digit royalties on net sales of all licensed products and a percentage of amounts received from sublicensing activities.

The License Agreement terminates upon the expiration date of the last-to-expire royalty term under the License Agreement, however (i) CHOP may terminate the License Agreement upon an uncured default by us of the License Agreement or the failure by us to meet certain development and/or commercialization milestones under the License Agreement or if we become insolvent or enter into bankruptcy proceedings, and (ii) we may terminate the License Agreement at any time with six months’ prior written notice to CHOP.

Stanford University License

In May 2014, we entered into a non-exclusive agreement with the Board of Trustees of the Leland Stanford Junior University (Stanford) to protect our right to make and use certain embodiments of our TARGT platform, including TARGTEPOTM. According to the agreement, Stanford granted us a non-exclusive license to a) a patent application and any patents that grant therefrom; and b) the right to use a biological material, in a specific field of use, for commercial development, production and marketing of certain products. In consideration, we agreed to pay Stanford the following amounts:

(a) an issue royalty of $25,000 upon signing the agreement;

(b) license maintenance fees of: (i) $10,000 in May 2015 and May 2016, (ii) $20,000 in May 2017 and May 2018, and (iii) $50,000 in May 2019 and each year thereafter;

(c) royalties at a rate of 1.5% of net sales (although certain credits may apply for license maintenance fees); and

(d) milestone payments of: (i) $50,000 upon dosing of the first patient with a licensed product, (ii)$150,000 upon the first approval in the United States of a licensed product, and (iii) $150,000 upon the first approval in Europe or Japan of a licensed product, even if there are no patent rights in that country.

The Stanford license began on May 30, 2014 and will end upon the expiration date of the licensed patent.

OCS Agreements

Under agreements with the OCS in Israel regarding research and development projects, our Israeli subsidiary is committed to pay royalties to the OCS at rates between 3.5% and 5% of the income resulting from this research and development, at an amount not to exceed the amount of the grants received by our subsidiary as participation in the research and development program, plus interest at LIBOR. The obligation to pay these royalties is contingent on actual income and in the absence of such income no payment is required. As of December 31, 2014, the principal amount of the aggregate contingent liability amounted to approximately $10.76 million.

Selected Quarterly Financial Data (unaudited)

	Three Months Ended
	March 31	June 30	September 30	December 31
2014:
Gross R&D expenses	$(2,142)	$(1,955)	$(2,281)	$(4,112)
Net R&D expenses	$(2,142)	$(773)	$(1,565)	$(3,773)
G&A expenses	$(3,093)	$(2,864)	$(2,305)	$(2,424)
Operating loss	$(5,235)	$(3,637)	$(3,870)	$(6,197)
Financial Expenses	$(120)	$(217)	$(64)	$(7)
Financial Income	$3	$15	$896	$12
Loss	$(5,357)	$(3,840)	$(3,040)	$(6,196)
Basic loss per share	$(0.28)	$(0.21)	$(0.16)	$(0.30)
Diluted loss per share	$(0.28)	$(0.21)	$(0.21)	$(0.30)
Weighted average number of shares used in computing basic loss per share	18,872,001	18,715,541	18,817,557	20,820,818
Weighted average number of shares used in computing diluted loss per share	18,872,001	18,715,541	18,938,723	20,890,247
2013:
Gross R&D expenses	$(2,031)	$(2,073)	$(2,452)	$(2,314)
Net R&D expenses	$(2,031)	$(855)	$(2,343)	$(2,068)
G&A expenses	$(2,546)	$(1,588)	$(2,561)	$(3,826)
Operating loss	$(4,577)	$(2,443)	$(4,904)	$(5,894)
Financial Expenses	$(14)	$(25)	$(1,260)	$(6)
Financial Income	$915	$371	$21	$704
Loss	$(3,679)	$(2,099)	$(6,143)	$(5,208)
Basic loss per share	$(0.24)	$(0.11)	$(0.33)	$(0.28)
Diluted loss per share	$(0.29)	$(0.11)	$(0.33)	$(0.32)
Weighted average number of shares used in computing basic loss per share	15,222,268	18,410,951	18,410,951	18,431,100
Weighted average number of shares used in computing diluted loss per share	15,634,768	18,410,951	18,410,951	18,557,226

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

Foreign Currency Exchange Risk and Inflation

Approximately 30% of our costs, including salaries, lab materials and office expenses, are incurred in NIS. Inflation in Israel may have the effect of increasing the U.S. dollar cost of our operations in Israel. If the U.S. dollar declines in value in relation to the NIS, it will become more expensive for us to fund our operations in Israel. We do not believe that inflation has had a material effect on our results of operations for the years ended December 31, 2014, 2013 or 2012, nor do we expect that inflation will have a material impact on our results of operations for the year ending December 31, 2015.

The exchange rate of the U.S. dollar to the NIS, based on exchange rates published by the Bank of Israel, was as follows:

	Year Ended December 31,
	2012	2013	2014
Average rate for year	3.8559	3.6107	3.5779
Rate at year-end	3.733	3.471	3.889

Currency fluctuations may affect us by increasing or decreasing costs. Currency fluctuations had no material effect on our results of operations for the years ended December 31, 2012, 2013 and 2014.

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

CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2014

Kost Forer Gabbay & Kasierer 3 Aminadav St. Tel-Aviv 6706703, Israel	Tel: +972-3-6232525 Fax: +972-3-5622555 ey.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

MEDGENICS, INC.

We have audited the accompanying consolidated balance sheets of Medgenics, Inc. ("the Company") and its subsidiary as of December 31, 2013 and 2014, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company and its subsidiary as of December 31, 2013 and 2014 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated  February 13, 2015, expressed an unqualified opinion thereon.

Tel Aviv, Israel	/s/ KOST FORER GABBAY & KASIERER
February 13, 2015	A Member of EY Global

Kost Forer Gabbay & Kasierer 3 Aminadav St. Tel-Aviv 6706703, Israel	Tel: +972-3-6232525 Fax: +972-3-5622555 ey.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

MEDGENICS, INC.

We have audited Medgenics, Inc. ("the Company") and its subsidiary internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Medgenics, Inc. and its subsidiary management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, Medgenics, Inc. and its subsidiary maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Medgenics, Inc. and its subsidiary as of December 31, 2013 and 2014, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2014 and our report dated February 13, 2015 expressed an unqualified opinion thereon.

Tel Aviv, Israel	/s/ KOST FORER GABBAY & KASIERER
February 13, 2015	A Member of EY Global

MEDGENICS, INC. AND ITS SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

U.S. dollars in thousands (except share and per share data)

		December 31,
	Note	2013	2014

ASSETS

CURRENT ASSETS:

Cash and cash equivalents		$22,390	$33,288
Accounts receivable and prepaid expenses		202	315

Total current assets		22,592	33,603

LONG-TERM ASSETS:

Restricted lease deposits	5(c)	42	83
Severance pay fund		96	99
Property and equipment, net	3	357	495

Total long-term assets		495	677

Total assets		$23,087	$34,280

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

Trade payables		$1,062	$1,076
Other accounts payable and accrued expenses	4	1,952	2,562

Total current liabilities		3,014	3,638

LONG-TERM LIABILITIES:

Accrued severance pay		439	368
Liability in respect of warrants	9	1,211	612

Total long-term liabilities		1,650	980

Total liabilities		4,664	4,618

COMMITMENTS AND CONTINGENCIES	5

STOCKHOLDERS' EQUITY:	6

Common stock - $0.0001 par value; 100,000,000 shares authorized; 24,851,075 shares issued and 24,818,075 shares outstanding at December 31,2014; 18,497,307 shares issued and outstanding at December 31, 2013		2	3
Additional paid-in capital		100,126	129,797
Accumulated deficit		(81,705)	(100,138)

Total stockholders' equity		18,423	29,662

Total liabilities and stockholders' equity		$23,087	$34,280

The accompanying notes are an integral part of the consolidated financial statements.

MEDGENICS, INC. AND ITS SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

U.S. dollars in thousands (except share and per share data)

		Year ended
		December 31,
	Note	2012	2013	2014

Research and development expenses		$7,187	$8,870	$10,490

Less:
Participation by the Office of the Chief Scientist	5(b)	(1,756)	(1,573)	(2,237)

Research and development expenses, net		5,431	7,297	8,253

General and administrative expenses		7,197	10,521	10,686

Operating loss		(12,628)	(17,818)	(18,939)

Financial expenses	8	(2,429)	(20)	(68)
Financial income	8	5	726	586

Loss before taxes on income		(15,052)	(17,112)	(18,421)

Taxes on income	7(e)	19	17	12

Loss		$(15,071)	$(17,129)	$(18,433)

Basic loss per share	10	$(1.37)	$(0.97)	$(0.96)

Diluted loss per share	10	$(1.37)	$(1.06)	$(1.00)

Weighted average number of shares of common stock used in computing basic loss per share		11,023,881	17,629,436	19,246,611

Weighted average number of shares of common stock used in computing diluted loss per share		11,023,881	17,683,510	19,294,259

The accompanying notes are an integral part of the consolidated financial statements.

MEDGENICS, INC. AND ITS SUBSIDIARY

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

U.S. dollars in thousands (except share and per share data)

	Common stock			Additional paid-in capital	Accumulated deficit	Total stockholders' equity
	Shares	Amount

Balance as of December 31, 2011	9,722,725	$1		$52,501	$(49,505)	$2,997

Issuance of common stock and warrants ($4.90 per unit of 1 share and 0.75 warrants) in June 2012, net	1,944,734	(*	)	8,407	-	8,407
Stock based compensation related to issuance of common stock to consultants in March and June 2012	30,000	(*	)	204	-	204
Stock based compensation related to issuance and vesting of restricted common stock to directors in January 2012	35,000	(*	)	55	-	55

Stock based compensation related to options and warrants granted to consultants and employees	-	-		2,748	-	2,748
Exercise of options and warrants	575,349	(*	)	2,594	-	2,594
Loss	-	-		-	(15,071)	(15,071)

Balance as of December 31, 2012	12,307,808	1		66,509	(64,576)	1,934

Issuance of common stock and warrants at $5.24 per share and $0.01 per warrant, net	6,070,000	1		28,820	-	28,821
Stock based compensation related to the issuance of common stock to consultants	55,000	(*	)	548	-	548
Stock based compensation related to the issuance and vesting of restricted common stock to directors and an employee	45,000	(*	)	388	-	388
Stock based compensation related to options and warrants granted to consultants and employees	-	-		3,848	-	3,848

Exercise of warrants and options	19,499	(*	)	13	-	13
Loss	-	-		-	(17,129)	(17,129)

Balance as of December 31, 2013	18,497,307	$2		$100,126	$(81,705)	$18,423
Issuance of common stock at $4.10 per share, net	5,893,750	1		22,211	-	22,212
Stock based compensation related to the issuance and vesting of restricted common stock to directors and an employee	23,000	(*	)	411	-	411
Stock-based compensation related to options and warrants granted to consultants, directors and employees	-	-		5,791	-	5,791
Exercise of warrants and options	404,018	(*	)	1,258	-	1,258
Loss	-	-		-	(18,433)	(18,433)

Balance as of December 31, 2014	24,818,075	$3		$129,797	$(100,138)	$29,662

(*)	Represents an amount lower than $1.

The accompanying notes are an integral part of the consolidated financial statements.

MEDGENICS, INC. AND ITS SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

U.S. dollars in thousands

	Year ended December 31
	2012	2013	2014
CASH FLOWS FROM OPERATING ACTIVITIES:

Loss	$(15,071)	$(17,129)	$(18,433)

Adjustments to reconcile loss to net cash used in operating activities:

Depreciation	145	177	225
Loss from disposal of property and equipment	-	1	-
Stock based compensation related to options, warrants and restricted shares granted to employees, directors and consultants	3,007	4,784	6,202
Changes in fair value of warrants classified as a liability	2,336	(720)	(585)
Accrued severance pay, net	140	(416)	(74)
Exchange differences on a restricted lease deposit	(5)	-	-

Change in operating assets and liabilities:
Accounts receivable and prepaid expenses	543	360	(113)
Trade payables	(26)	185	14
Other accounts payable and accrued expenses	317	29	610
Restricted lease deposits	(5)	(3)	(41)

Net cash used in operating activities	(8,619)	(12,732)	(12,195)

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of property and equipment	(63)	(186)	(364)
Proceeds from disposal of property and equipment	-	3	1

Net cash used in investing activities	$(63)	$(183)	$(363)

The accompanying notes are an integral part of the consolidated financial statements.

MEDGENICS, INC. AND ITS SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

U.S. dollars in thousands

	Year ended
	December 31
	2012	2013	2014
CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from issuance of shares and warrants, net	$8,407	$28,861	$22,212
Proceeds from exercise of options and warrants	1,711	13	1,244

Net cash provided by financing activities	10,118	28,874	23,456

Increase in cash and cash equivalents	1,436	15,959	10,898

Balance of cash and cash equivalents at the beginning of the period	4,995	6,431	22,390

Balance of cash and cash equivalents at the end of the period	$6,431	$22,390	$33,288

Supplemental disclosure of cash flow information:

Cash paid during the period for taxes	$50	$17	$12

Supplemental disclosure of non-cash flow information:

Classification of liability in respect of warrants into equity due to the exercise of warrants	$883	$-	$14

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

In April 2014, stockholders approved the delisting of the Company's common stock from trading on the London Stock Exchange's Alternative Investment Market, or AIM. The last day of trading of the Company's common stock on AIM was April 15, 2014.

b.	As reflected in the accompanying consolidated financial statements, the Company incurred a loss of $18,433 during the year ended December 31, 2014 and has an accumulated deficit of $100,138 as of December 31, 2014. The Company and the Subsidiary have not yet generated revenues from product sale. Management's plans also include seeking additional investments and commercial agreements to continue the operations of the Company and the Subsidiary.

The Company believes that the existing cash and cash equivalents should be sufficient to meet its operating and capital requirements through the third quarter of 2016.

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

The majority of the Subsidiary's research and development operations are currently conducted in Israel; however, the majority of expenses are denonimated in U.S. dollars (“dollars”) and it is anticipated that the majority of the Company's revenues will be generated outside Israel and will be denominated in dollars. In addition, financing activities including equity transactions and cash investments, are made mainly in dollars. The Company's management believes that the dollar is the primary currency of the economic environment in which the Company and its Subsidiary operate. Thus, the functional currency of the Company and the Subsidiary is the dollar.

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

c.	New accounting pronouncements:

In June 2014 the FASB issued ASU 2014-10 regarding development stage entities. The ASU removes the definition of development stage entity, as was previously defined under U.S. GAAP, from the accounting standards codification, thereby removing the financial reporting distinction between development stage entities and other reporting entities from U.S. GAAP. In addition, the ASU eliminates the requirements for development stage entities to (i) present inception-to-date information in the statement of income, cash flow and stockholders' equity, (ii) label the financial statements as those of a development stage entity, (iii) disclose a description of the development stage activities in which the entity is engaged, and (iv) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. The Company has applied the ASU in these financial statements.

In 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity s Ability to Continue as a Going Concern, which defines management’s responsibility to assess an entity’s ability to continue as a going concern, and to provide related footnote disclosures if there is substantial doubt about its ability to continue as a going concern. The pronouncement is effective for annual reporting periods ending after December 15, 2016 with early adoption permitted. The Company is currently evaluating the effect, if any, that the adoption of this guidance will have on the Company’s financial statements.

MEDGENICS, INC. AND ITS SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share and per share data)

NOTE 2:-	SIGNIFICANT ACCOUNTING POLICIES (Cont.)

d.	Principles of consolidation:

The consolidated financial statements include the accounts of the Company and the Subsidiary. Intercompany transactions and balances have been eliminated upon consolidation.

e.	Cash equivalents:

The Company and the Subsidiary consider all highly liquid investments originally purchased with maturities of three months or less to be cash equivalents.

f.	Property and equipment:

Property and equipment are stated at cost net of accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets.

The annual rates of depreciation are as follows:

%

Furniture and office equipment	6 - 15
Computers and peripheral equipment	33
Laboratory equipment	15 – 33
Leasehold improvements	The shorter of term of the lease or the useful life of the asset

g.	Impairment of long-lived assets:

Long-lived assets are reviewed for impairment in accordance with ASC 360, "Property, Plant, and Equipment” ("ASC 360"), whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of an asset to be held and used is measured by a comparison of the carrying amount of the asset to the future undiscounted cash flows expected to be generated by the asset. If such an asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset. For the years ended December 31, 2012, 2013 and 2014, no impairment losses have been identified.

MEDGENICS, INC. AND ITS SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share and per share data)

NOTE 2:-	SIGNIFICANT ACCOUNTING POLICIES (Cont.)

h.	Severance pay:

The Subsidiary’s liability for severance pay is based upon Israeli severance pay law, as well as, additional contractual obligations. The Subsidiary’s liability for all of its employees is fully provided by an accrual and is mainly funded by monthly deposits with insurance policies. As part of employment agreements, the Subsidiary and most of its employees agreed to the terms set forth in Section 14 of the Israeli Severance Pay Law, according to which amounts deposited in severance pay funds by the Subsidiary shall be the only severance payments released to the employee upon termination of employment, voluntarily or involuntarily. Accordingly, the financial statements do not include the severance pay fund and the severance pay accrual in connection with these employees, as the Subsidiary is legally released from the obligation to employees once the deposit amount have been paid.

Severance expenses for the years ended December 31, 2012, 2013 and 2014 amounted to $318, $186 and $171, respectively.

i.	Income taxes:

The Company accounts for income taxes in accordance with ASC 740, "Income Taxes" ("ASC 740"). ASC 740 prescribes the use of the liability method whereby deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company provides a valuation allowance, if necessary, to reduce deferred tax assets to their estimated realizable value. As of December 31, 2014, a full valuation allowance was provided by the Company.

The Company also accounts for income taxes in accordance with ASC 740-10, "Accounting for Uncertainty in Income Taxes” ("ASC 740-10"). ASC 740-10 contains a two-step approach for recognizing and measuring uncertain tax positions accounted for in accordance with ASC 740-10. The first step is to evaluate the tax position taken or expected to be taken in a tax return by determining if the weight of available evidence indicates that it is more likely than not that, on an evaluation of the technical merits, the tax position will be sustained on audit, including resolution of any related appeals or litigation processes. The second step is to measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement. As of December 31, 2013 and 2014, no liability has been recorded as a result of ASC 740-10.

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

In 2012, 2013 and 2014, the Company estimated the fair value of stock options granted to employees and directors using the Binominal options pricing model with the following assumptions:

	2012	2013	2014

Dividend yield	0%	0%	0%
Expected volatility	77%	78-83%	70.2-82.4%
Risk-free interest rate	1.7%	1.4-2.8%	1.4-3%
Suboptimal exercise factor	1.5	1.5	1.5
Contractual life (years)	5-10	5-10	5-10

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

	2012	2013	2014

Dividend yield	0%	0%	0%
Expected volatility	80%	80-82%	70-81%
Risk-free interest rate	1.1%	2.7-3.0%	1.6-2.7%
Contractual life (years)	2.4-9.9	8.3-9.8	4.8-9.6

MEDGENICS, INC. AND ITS SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share and per share data)

NOTE 2:-	SIGNIFICANT ACCOUNTING POLICIES (Cont.)

k.	Loss per share:

Basic loss per share is computed based on the weighted average number of shares of common stock outstanding during each year. Diluted loss per share is computed based on the weighted average number of shares of common stock outstanding during each year, plus the dilutive effect of options, warrants and restricted shares considered to be outstanding during each year, in accordance with ASC 260, " Earnings Per Share " ("ASC 260").

l.	Research and development expenses, net:

All research and development expenses are charged to the Consolidated Statements of Operations as incurred. Grants from the Office of the Chief Scientist in Israel ("OCS") related to such research and development expenses are offset against the expense at the later of when receipt is assured or the expenses are incurred.

m.	Grants:

Royalty-bearing grants from the OCS for funding approved research and development projects are recognized at the time the Subsidiary is entitled to such grants, on the basis of the costs incurred, and are presented as a deduction from research and development expenses.

MEDGENICS, INC. AND ITS SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except share and per share data)

NOTE 2:-	SIGNIFICANT ACCOUNTING POLICIES (Cont.)

n.	Concentrations of credit risks:

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

o.	Fair value of financial instruments:

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

The financial instruments carried at fair value on the Company's balance sheet as of December 31, 2013 and 2014 are warrants with down-round protection classified as a liability. See Note 9.

MEDGENICS, INC. AND ITS SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except share and per share data)

NOTE 3:-	PROPERTY AND EQUIPMENT, NET

Composition of property and equipment is as follows:

	December 31,
	2013	2014
Cost:
Furniture and office equipment	$122	$127
Computers and peripheral equipment	98	123
Laboratory equipment	554	670
Leasehold improvements	360	576

Total cost	1,134	1,496

Total accumulated depreciation	777	1,001

Depreciated cost	$357	$495

Depreciation expenses for the years ended December 31, 2012, 2013 and 2014 amounted to $145, $177 and $225, respectively.

NOTE 4:-	OTHER ACCOUNTS PAYABLE AND ACCRUED EXPENSES

	December 31,
	2013	2014

Employees and payroll accruals	$1,506	$1,561
Accrued expenses	446	1,001

	$1,952	$2,562

MEDGENICS, INC. AND ITS SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except share and per share data)

NOTE 5:-	COMMITMENTS AND CONTINGENCIES

a.	License agreements:

1.	In 2005, the Company entered into an agreement with Yissum Research and Development Company of the Hebrew University of Jerusalem ("Yissum") to exclusively license certain patents and patent applications (“Yissum Agreement”). On May 25, 2014, the Company notified Yissum of its decision to discontinue, effective as of May 25, 2014, the reimbursement to Yissum of the costs associated with filing, prosecuting, and maintaining the licensed patents and patent applications. Under the terms of the Yissum Agreement, upon the Company’s non-payment, rights to the licensed patents and patent applications will revert to Yissum. The Company’s decision to discontinue this license was based on the belief that the Company would not be infringing these patents in the course of making, selling or using the Company’s technology and therefore, no royalty payments will be required.

2.	Pursuant to an agreement entered into in 2011, the Regents of the University of Michigan ("Michigan") granted an exclusive worldwide license for patent rights relating to certain uses of variants of clotting Factor VIII. This agreement was terminated effective August 13, 2014.

3. In May 2014, the Company signed an agreement with the Board of Trustees of the Leland Stanford Junior University (“Stanford”). According to the agreement, Stanford granted the Company a non-exclusive license for a patent for commercial development, production and marketing of certain products based on its know-how. In consideration, the Company agreed to pay Stanford the following amounts:

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

4. In November 2014 the Subsidiary entered into a license agreement with the Children’s Hospital of Philadelphia (CHOP). According to the agreement CHOP granted an exclusive license to the Subsidiary to use the rare and orphan disease samples at the CAG biobank for the purpose of developing and commercializing therapeutic treatments and diagnostic targets for rare and orphan diseases.

A License Issuance Fee of $500 was paid and expensed in 2014. Beginning in 2016 for a period of five years the Company will pay to CHOP an annual license maintenance fee of $100. For the remainder of the term of the agreement the Company shall pay an annual license fee of $200. The Company will pay to CHOP certain milestone payments, ranging from $250 to $500; low single-digit royalties on net sales of all licensed products and a percentage of amounts received from sublicensing activities.

The License Agreement terminates upon the expiration date of the last-to-expire royalty term under the License Agreement. The Company may terminate the License Agreement at any time with six months’ prior written notice to CHOP, and CHOP may terminate the License Agreement upon (i) an uncured default by the Company of the License Agreement, (ii) the failure by the Company to meet certain development and/or commercialization milestones under the License Agreement, or (iii) the Company becoming insolvent or entering into bankruptcy proceedings.

MEDGENICS, INC. AND ITS SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except share and per share data)

NOTE 5:-	COMMITMENTS AND CONTINGENCIES (Cont.)

b.	Chief Scientist:

Under agreements with the OCS in Israel regarding research and development projects, the Subsidiary is committed to pay royalties to the OCS at rates between 3.5% and 5% of the income resulting from this research and development, at an amount not to exceed the amount of the grants received by the Subsidiary as participation in the research and development program, plus interest at LIBOR. The obligation to pay these royalties is contingent on actual income and in the absence of such income no payment is required. As of December 31, 2014, the principal amount of the aggregate contingent liability was $10,762.

In April 2014, the Subsidiary received approval for an additional Research and Development program from the Office of the Chief Scientist (OCS) at the Ministry of Economy of Israel for the period from December 2013 through November 2014. The approval allows for a grant of up to approximately $2,200 based on research and development expenses, not funded by others, of up to $3,900. As of December 31, 2014, $2,109 was received from the OCS and $97 recorded as a grant receivable.

c.	Lease Agreement:

1.	The facilities of the Subsidiary are rented under an operating lease agreement for a period ending December 2015 and the Subsidiary has the option to renew the lease for an additional period through December 2016. Future minimum lease commitment under the existing non-cancelable operating lease agreement is approximately $76 for 2015.

As of December 31, 2014 the Subsidiary pledged a bank deposit which is used as a bank guarantee at an amount of $22 to secure its payments under the lease agreement.

2.	The offices of the Company are rented under an operating lease agreement and are cancelable by either party with 60 days' notice. Future minimum lease commitment under the existing operating lease agreement is $11.

3.	The Subsidiary leases vehicles under standard commercial operating leases. Future minimum lease commitments under various non-cancelable operating lease agreements in respect of motor vehicles are as follows:

Year

2015	$71
2016	22

$93

As of December 31, 2014, the Subsidiary paid three months lease installments in advance which amounted to $26.

MEDGENICS, INC. AND ITS SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except share and per share data)

NOTE 5:-	COMMITMENTS AND CONTINGENCIES (Cont.)

d.

Over the past two years, four executives joined the Company. Per their employment agreements, if terminated without cause, these executives will be entitled to severance pay in the aggregate amount of $3,711.

e.

In November 2014 the Company entered into a research agreement with the Children’s Hospital of Philadelphia (CHOP). Under the terms of the agreement, the Company agreed to sponsor research at CHOP with respect to the recruitment and genetic analysis of patients with rare Mendelian diseases to accelerate discovery of diagnostic and therapeutic targets. As consideration for the research program, the Company is obligated to pay CHOP $4,476 during the first six months of 2015 in exchange for the Company’s sponsorship of the research program. The $4.476 is being expensed using the straight line method over a one year period.

CHOP has granted the Company options over certain intellectual property created in the course of the research. The initial term of the Research Agreement is one year. The Company has the unilateral right to extend the term of the Research Agreement for an additional two-year term beyond the initial term and to provide additional funding for such an extension.

NOTE 6:-	STOCKHOLDERS' EQUITY

a.	Common stock:

The common stock confers upon the holders the right to receive notice to participate and vote in annual and special meetings of the stockholders of the Company and the right to receive dividends, if declared.

b.	Issuance of shares, stock options and warrants to investors:

1.	In June 2012, the Company completed a private placement transaction in which the Company issued 1,944,734 units with each unit consisting of one share of the Company's common stock and a warrant to purchase 0.75 of one share of common stock. The warrants to purchase 1,458,550 of common stock were issued with an exercise price of $8.34 per share, first became exercisable on December 15, 2012 (which, if all were exercised in full, would result in the issuance of 1,458,576 shares of common stock due to the rounding of fractional shares) and will expire on June 18, 2017. In addition, warrants to purchase 194,473 shares of common stock having an exercise price of $9.17 per share were issued to the placement agent, first became exercisable on December 18, 2012 and will expire on June 18, 2017. Each unit was sold for a purchase price of $4.90 for total gross proceeds of $9,529 or $8,407 in net proceeds after deducting private placement fees of $953 and other offering costs of $169.

MEDGENICS, INC. AND ITS SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except share and per share data)

NOTE 6:-	STOCKHOLDERS' EQUITY (Cont.)

2.

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

3. In December 2014, the Company completed an underwritten public offering of 5,125,000 shares of common stock. The shares were sold to the public at a price of $4.10 per share. In addition, the underwriters exercised their option and purchased 768,750 shares of common stock at $4.10 per share. Gross proceeds were $24,164 or approximately $22,212 in net proceeds after deducting underwriting discounts and commissions of $1,450 and other offering costs of approximately $507.

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

2

In March 2013, the Company’s Board of Directors approved an amendment to the stock incentive plan increasing the number of shares of common stock authorized for issuance thereunder to a total of 4,178,571 shares of common stock.

3.In April 2014, stockholders approved an amendment to the Company's Stock Incentive Plan, increasing the number of shares authorized to be issued under such plan by 2,000,000 shares.

MEDGENICS, INC. AND ITS SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except share and per share data)

NOTE 6:-	STOCKHOLDERS' EQUITY (Cont.)

4.	A summary of the Company's activity for shares of restricted stock granted to employees and directors is as follows:

Number of shares of restricted stock as of December 31, 2013	56,072

Vested in 2014	(79,072)
Forfeited in 2014	(8,500)
Granted in 2014	56,000
Number of shares of restricted stock as of December 31, 2014	24,500

5.	A summary of the Company's activity for options and warrants granted to employees and directors is as follows:

	Number of options and warrants	Weighted average exercise price	Weighted average remaining contractual terms (years)	Aggregate intrinsic value

Outstanding at December 31, 2013	7,366,043	$5.19	7.06	$11,279

Granted	1,227,373	$6.71
Exercised	(315,506)	$2.81
Forfeited	(66,786)	$8.38

Outstanding at December 31, 2014	8,211,124	$5.48	6.79	$5,490

Vested and expected to vest, December 31, 2014	8,006,541	$5.49	6.74	$5,404

Exercisable at December 31, 2014	4,260,013	$5.65	5.10	$3,790

MEDGENICS, INC. AND ITS SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except share and per share data)

NOTE 6:-	STOCKHOLDERS' EQUITY (Cont.)

The aggregate intrinsic value represents the total intrinsic value (the difference between the Company's common stock fair value as of December 31, 2012, 2013 and 2014 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2013 and 2014, respectively.

Calculation of aggregate intrinsic value is based on the closing share price of the Company's common stock as reported on the NYSE MKT as of December 31, 2012 ($7.44 per share), December 31, 2013 ($5.99 per share) and December 31, 2014 ($5.06 per share), respectively.

The weighted average grant date fair value of options and warrants granted to employees and directors during the years ended December 31, 2012, 2013 and 2014 was $3.73, $4.73 and $3.56, respectively.

As of December 31, 2014, there was $8,694 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted to employees and directors. That cost is expected to be recognized over a weighted-average period of 1.4 years.

d.	Issuance of shares, stock options and warrants to consultants:

1.	In March 2012, the Company issued 30,000 shares of common stock to a consultant. Total compensation, measured as the grant date fair market value of the stock, amounted to $204 and was recorded as an operating expense in the Consolidated Statement of Operations in 2012.

2.	In January 2013, the Company issued a total of 55,000 shares of common stock to two consultants. Total compensation, measured as the grant date fair market value of the stock, amounted to $548 and was recorded as an operating expense in the Consolidated Statement of Operations in 2013. As part of the agreement with a consultant, the Company has an obligation to issue an additional 25,000 shares for services received during 2013.

MEDGENICS, INC. AND ITS SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except share and per share data)

NOTE 6:-	STOCKHOLDERS' EQUITY (Cont.)

3.	A summary of the Company's activity for options granted under the stock incentive plan and warrants to consultants is as follows:

			Weighted
			average
			remaining
	Number of	Weighted	contractual	Aggregate
	warrants and	average	terms	intrinsic
	Options	exercise price	(years)	value price

Outstanding at December 31, 2013	579,674	$6.72	4.75	$433

Granted	20,000	$5.02

Expired	(80,782)	$7.82

Exercised	(45,066)	$6.04

Outstanding at December 31, 2014	473,826	$6.53	3.29	$207

Exercisable at December 31, 2014	432,066	$6.63	2.97	$206

 MEDGENICS, INC. AND ITS SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except share and per share data)

NOTE 6:-	STOCKHOLDERS' EQUITY (Cont.)

The aggregate intrinsic value represents the total intrinsic value (the difference between the Company's common stock fair value as of December 31, 2012, 2013 and 2014 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2013 and 2014, respectively.

Calculation of aggregate intrinsic value is based on the closing share price of the Company's common stock as reported on the NYSE MKT as of December 31, 2012 ($7.44 per share), December 31, 2013 ($5.99 per share) and December 31, 2014 ($5.06 per share), respectively.

The weighted average grant date fair value of options and warrants granted to consultants during the years ended December 31, 2012, 2013 and 2014 was $3.73, $4.39 and $2.91, respectively.

As of December 31, 2014, there was $115 of total unrecognized compensation cost related to share-based compensation arrangements granted to consultants. That cost is expected to be recognized over a weighted-average period of 1.8 years.

e.	Compensation expenses:

Compensation expense related to shares, warrants and options granted to employees, directors and consultants was recorded in the Consolidated Statements of Operations in the following line items:

	Year ended December 31,
	2012	2013	2014

Research and development expenses	$225	$450	$1,115
General and administrative expenses	2,782	4,334	5,087

	$3,007	$4,784	$6,202

MEDGENICS, INC. AND ITS SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except share and per share data)

NOTE 6:-	STOCKHOLDERS' EQUITY (Cont.)

f.	Summary of shares to be issued upon exercise of options and warrants:

A summary of shares to be issued upon exercise of all the options and warrants, segregated into ranges, as of December 31, 2014 is presented in the following table:

		As of December 31, 2014
		Shares to be	Shares to be
		Issued upon	Issued upon	Weighted Average
		Exercise of	Exercise of	Remaining
	Exercise	Options and	Options and	Contractual Terms
	Price per	Warrants	Warrants	of Options and
Options / Warrants	Share ($)	Outstanding	Exercisable	Warrants (in years)
Options:
Granted to Employees and Directors
	2.66-3.14	199,000	151,000	7.0
	3.86-4.99	3,621,429	1,569,405	8.2
	5.13-7.25	2,199,140	568,253	8.2
	8.19-10.80	1,286,365	1,066,165	4.0
		7,305,934	3,354,823

Granted to Consultants	5.02-6.65	79,348	37,588	6.8

Total Shares to be Issued upon Exercise of Options		7,385,282	3,392,411

Warrants:

Granted to Employees and Directors	2.49	905,190	905,190	1.2

Granted to Consultants	3.19-4.01	161,370	161,370	2.6
	4.99	31,635	31,635	2.9
	9.17-11.16	201,473	201,473	2.5
		394,478	394,478

Granted to Investors	4.10-6.00	3,229,771	3,229,771	1.2
	6.78-8.34	4,666,226	4,666,226	3.0
		7,895,997	7,895,997

Total Shares to be Issued upon Exercise of Warrants		9,195,665	9,195,665

Total Shares to be Issued upon Exercise of Options and Warrants		16,580,947	12,588,076

MEDGENICS, INC. AND ITS SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands

NOTE 7:-	TAXES ON INCOME

a.	Tax laws applicable to the Company and the Subsidiary:

1.	The Company is taxed under U.S. tax law.

2.	The Subsidiary is taxed under the Israeli income tax law.

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

MEDGENICS, INC. AND ITS SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands

NOTE 7:-	TAXES ON INCOME (Cont.)

b.	Tax rates applicable to the Company and the Subsidiary:

1.	The Subsidiary:

During the years 2012-2013 the Israeli corporate tax rate was 25%. In 2014 the tax rate increased to 26.5%.

2.	The Company:

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

As of December 31, 2014, the Company had a U.S. federal net operating loss carryforward for income tax purposes in the amount of approximately $48,200. Net operating loss carryforward arising in taxable years beginning after January 2000 (inception date) can be carried forward and offset against taxable income for 20 years and expiring between 2020 and 2034.

Utilization of U.S. net operating losses may be subject to substantial annual limitations due to the "change in ownership" provisions of the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation may result in the expiration of net operating losses before utilization.

The Subsidiary has accumulated losses for tax purposes as of December 31, 2014, in the amount of approximately $26,700, which may be carried forward and offset against taxable income and capital gain in the future for an indefinite period.

e.	Taxes on income included in the Consolidated Statements of Operations:

Taxes on income derive from tax prepayments related to non-deductible expenses in Israel.

MEDGENICS, INC. AND ITS SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands

NOTE 7:-	TAXES ON INCOME (Cont.)

f.	Deferred income taxes:

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets are as follows:

	December 31,
	2013	2014
Deferred tax assets:
Net operating loss carryforward	$19,191	$21,412
Allowances and reserves	497	529

Total deferred tax assets before valuation allowance	19,688	21,941

Valuation allowance	(19,688)	(21,941)

Net deferred tax asset	$-	$-

As of December 31, 2014, the Company and the Subsidiary have provided valuation allowances in respect of deferred tax assets resulting from tax loss carryforward and other temporary differences, since they have a history of operating losses and current uncertainty concerning their ability to realize these deferred tax assets in the future. Management currently believes that it is more likely than not that the deferred tax regarding the loss carryforward and other temporary differences will not be realized in the foreseeable future.

In 2012, 2013 and 2014, the main reconciling item of the statutory tax rate of the Company and the Subsidiary (26.5% to 35% in 2013 and in 2014) to the effective tax rate (0%) is tax loss carryforwards and other deferred tax assets for which a full valuation allowance was provided.

MEDGENICS, INC. AND ITS SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands

NOTE 8:-	FINANCIAL INCOME (EXPENSE)

	Year ended December 31,
	2012	2013	2014

Financial expenses:
Bank charges	$(14)	$(19)	$(20)
Warrant valuation	(2,336)	-	-
Foreign currency remeasurement adjustments	(76)	-	(46)
Others	(3)	(1)	(2)

	$(2,429)	$(20)	$(68)

Financial income:
Foreign currency remeasurement adjustments	$-	$2	$-
Warrant valuation	-	720	585
Interest on cash equivalents, short-term bank deposits and others	5	3	1
Others	-	1	-

	$5	$726	$586

MEDGENICS, INC. AND ITS SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands

NOTE 9:-	FAIR VALUE MEASURMENTS

The Company classified certain warrants with down-round protection issued to investors through the years 2006 and 2007 and warrants issued to the purchasers of convertible debentures in 2010 as a liability at their fair value according to ASC 815-40-15-7I. The liability in respect of these warrants is remeasured at each reporting period until exercised or expired. Changes in the fair value of these warrants are reported in the Consolidated Statements of Operations as financial income or expense.

The fair value of these warrants was estimated at December 31, 2012, 2013 and 2014 using the Binomial pricing model with the following assumptions:

	December 31,
	2012	2013	2014

Dividend yield	0%	0%	0%
Expected volatility	78.1%	78.1%	53.3%
Risk-free interest rate	0.3%	0.3%	0.2%
Contractual life (in years)	2.7	1.7	0.7

The changes in level 3 liabilities measured at fair value on a recurring basis:

Fair value of liability in respect of warrants

Balance as of December 31, 2011	478

Classification of liability in respect of warrants into equity due to the exercise of warrants	(883)
Change in the liability in respect of warrants	2,336

Balance as of December 31, 2012	1,931

Change in the liability in respect of warrants	(720)

Balance as of December 31, 2013	$1,211
Classification of liability in respect of warrants into equity due to the exercise of warrants	(14)
Change in the liability in respect of warrants	(585)

Balance as of December 31, 2014	$612

MEDGENICS, INC. AND ITS SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands

NOTE 10:-	LOSS PER SHARE

Details in the computation of diluted loss per share:

	Year ended December 31,
	2012				2013			2014
	Weighted average number of shares		Loss		Weighted average number of shares	Loss		Weighted average number of shares	Loss

For the computation of basic loss	11,023,881		$15,071		17,629,436	$17,129		19,246,611	$18,433

Effect of potential dilutive common shares issuable upon exercise of warrants classified as liability	-	(*)	-	(*)	54,074	1,615	(**)	47,648	891	(**)

For the computation of diluted loss	11,023,881		$15,071		17,683,510	$18,744		19,294,259	$19,324

(*)	Anti-dilutive.
(**)	Financial income resulted from changes in fair value of warrants classified as liability.

The total weighted average number of shares related to the outstanding options, warrants and restricted shares excluded from the calculations of diluted loss per share due to their anti-dilutive effect was 7,820,950, 14,838,907 and 16,426,096 for the years ended December 31, 2012, 2013 and 2014, respectively.

* * * * * * * * * * * * * * * * * * *

ITEM 9 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

ITEM 9A - Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Exchange Act Rule 13a-15(b), in connection with the filing of this Annual Report on Form 10-K, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2014, the end of the period covered by this report.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission(2013 framework). Based on our evaluation under the framework set forth in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2014. Kost Forer Gabbay & Kasierer, a member of Ernst & Young Global, the independent registered public accounting firm that audited the financial statements included in this Annual Report on Form 10-K, has issued an attestation report on our internal control over financial reporting as of December 31, 2014, which is included herein.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B - Other Information.

None.

PART III

ITEM 10 - Directors, Executive Officers and Corporate Governance.

Information required by Item 10 is incorporated by reference to our definitive proxy statement for our annual stockholders’ meeting presently scheduled to be held in April 2015.

ITEM 11 - Executive Compensation.

Information required by Item 11 is incorporated by reference to our definitive proxy statement for our annual stockholders’ meeting presently scheduled to be held in April 2015.

ITEM 12 - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information required by Item 12 is incorporated by reference to our definitive proxy statement for our annual stockholders’ meeting presently scheduled to be held in April 2015.

ITEM 13 - Certain Relationships and Related Transactions, and Director Independence.

Information required by Item 13 is incorporated by reference to our definitive proxy statement for our annual stockholders’ meeting presently scheduled to be held in April 2015.

ITEM 14 - Principal Accountant Fees and Services.

Information required by Item 14 is incorporated by reference to our definitive proxy statement for our annual stockholders’ meeting presently scheduled to be held in April 2015.

PART IV

ITEM 15 - Exhibits and Financial Statement Schedules.

(a)(1) Financial Statements.

Page No.
Reports of Independent Registered Public Accounting Firm	F-2 - F-3
Consolidated Balance Sheets as of December 31, 2013 and 2014	F-4
Consolidated Statements of Operations for the years ended December 31, 2012, 2013 and 2014	F-5
Statements of Changes in Stockholders' Equity (Deficit) for the years ended December 31, 2012, 2013 and 2014	F-6
Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2013 and 2014	F-7 - F-8
Notes to the Consolidated Financial Statements	F-9 - F-31

(a)(2) Financial Statement Schedules. No financial statement schedules are provided because the information called for is not required or is shown either in the financial statements or the notes thereto.

(a)(3) Exhibits. The list of exhibits filed with or incorporated by reference in this Annual Report on Form 10-K is set forth below.

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation (previously filed as Exhibit 3.1 to the Company’s Registration Statement on Form S-1 filed November 5, 2010 (File No. 333-170425) and incorporated herein by reference).

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation (previously filed as Exhibit 3.2 to the Company’s Registration Statement on Form S-1 filed November 5, 2010 (File No. 333-170425) and incorporated herein by reference).

3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation dated as of February 14, 2011 (previously filed as Exhibit 4.3 to the Company’s Post-Effective Amendment No. 1 to Form S-1 on Form S-3 filed July 16, 2012 (File No. 333-170425) and incorporated herein by reference).

3.4	Second Amended and Restated By-Laws (previously filed as Exhibit 3.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 (File No. 001-35112) and incorporated herein by reference).

4.1	Specimen Common Stock Certificate (previously filed as Exhibit 4.1 to the Company’s Amendment No. 4 to Registration Statement on Form S-1 filed February 22, 2011 (File No. 333-170425) and incorporated herein by reference).

4.2	Registration Rights Agreement, dated as of May 25, 2009, between the Company and the person named therein (previously filed as Exhibit 4.2 to the Company’s Registration Statement on Form S-1 filed November 5, 2010 (File No. 333-170425) and incorporated herein by reference).

4.3	Registration Rights Agreement, dated as of September 15, 2010, between the Company and the persons named therein (previously filed as Exhibit 4.3 to the Company’s Registration Statement on Form S-1 filed November 5, 2010 (File No. 333-170425) and incorporated herein by reference).

4.4	Specimen Warrant Certificate (previously filed as Exhibit 4.4 to the Company’s Amendment No. 4 to Registration Statement on Form S-1 filed February 22, 2011 (File No. 333-170425) and incorporated herein by reference).

4.5	Form of Warrant Agreement (previously filed as Exhibit 4.5 to the Company’s Amendment No. 4 to Registration Statement on Form S-1 filed February 22, 2011 (File No. 333-170425) and incorporated herein by reference).

4.6	Form of Warrant Certificate, dated as of June 18, 2012 (previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed June 19, 2012 (File No. 001-35112) and incorporated herein by reference).

4.7	Warrant Agreement, dated as of June 18, 2012, between Medgenics, Inc. and Corporate Stock Transfer, Inc., as warrant agent (previously filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed June 19, 2012 (File No. 001-35112) and incorporated herein by reference).

4.8	Common Stock Purchase Warrant, dated as of June 18, 2012, issued to Maxim Partners LLC (previously filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed June 19, 2012 (File No. 001-35112) and incorporated herein by reference).

4.9	Registration Rights Agreement, dated as of June 18, 2012, by and among Medgenics, Inc. and the investors party thereto (previously filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K filed June 19, 2012 (File No. 001-35112) and incorporated herein by reference).

4.10	Warrant Agreement, dated as of February 8, 2013, between Medgenics, Inc. and Corporate Stock Transfer, Inc. (previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed February 8, 2013 (File No. 001-35112) and incorporated herein by reference).

4.11	Form of Series 2013-A Warrant Certificate (previously filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed February 8, 2013 (File No. 001-35112) and incorporated herein by reference).

10.1†	Medgenics, Inc. Stock Incentive Plan, as amended and restated effective March 5, 2012 (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 5, 2012 (File No. 001-35112) and incorporated herein by reference).

10.2†	First Amendment of the Medgenics, Inc. Stock Incentive Plan (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 1, 2013 (File No. 001-35112) and incorporated herein by reference).

10.3†	Second Amendment of the Medgenics, Inc. Stock Incentive Plan (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 9, 2014 (File No. 001-35112) and incorporated herein by reference).

10.4†	Form of Non-Qualified Stock Option Award Agreement under the Medgenics, Inc. Stock Incentive Plan (previously filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 (File No. 001-35112) and incorporated herein by reference).

10.5†	Form of Restricted Stock Award Agreement under the Medgenics, Inc. Stock Incentive Plan (previously filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 (File No. 001-35112) and incorporated herein by reference).

10.6†	Form of Non-Qualified Stock Option Award Terms (Outside of Plan) (previously filed as Exhibit 4.7 to the Company’s Registration Statement on Form S-8 filed October 15, 2013 (File No. 333-191733) and incorporated herein by reference).

10.7†	Employment Agreement, dated as of September 13, 2013, between Medgenics, Inc. and Michael Cola (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 16, 2013 (File No. 001-35112) and incorporated herein by reference).

10.8†	Executive Director Appointment Letter, dated as of September 13, 2013, between Medgenics, Inc. and Michael Cola (previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed September 16, 2013 (File No. 001-35112) and incorporated herein by reference).

10.9†	Employment Agreement, dated as of September 13, 2013, between Medgenics, Inc. and John Leaman (previously filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed September 16, 2013 (File No. 001-35112) and incorporated herein by reference).

10.10†	Employment Agreement, dated as of September 13, 2013, between Medgenics, Inc. and Garry Neil (previously filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed September 16, 2013 (File No. 001-35112) and incorporated herein by reference).

10.11†	Employment Agreement, dated as of September 8, 2014, between Medgenics, Inc. and Scott Applebaum (previously filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 (File No. 001-35112) and incorporated herein by reference).

10.12†	Employment Agreement, dated as of July 1, 2007, between Medgenics, Inc., Medgenics Medical Israel Ltd. and Phyllis Bellin (previously filed as Exhibit 10.10 to the Company’s Registration Statement on Form S-1 filed November 5, 2010 (File No. 333-170425) and incorporated herein by reference).

10.13†	Addendum to Employment Agreement, dated as of July 15, 2014, among Medgenics, Inc., Medgenics Medical Israel, Ltd. and Phyllis Bellin (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 18, 2014 (File No. 001-35112) and incorporated herein by reference).

10.14†	First Amendment to Addendum to Employment Agreement, dated as of September 17, 2014, among Medgenics, Inc., Medgenics Medical Israel, Ltd. and Phyllis Bellin (previously filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 (File No. 001-35112) and incorporated herein by reference).

10.15†	Non-Executive Director Appointment Letter, dated as of November 14, 2007, for Eugene Andrew Bauer (previously filed as Exhibit 10.12 to the Company’s Registration Statement on Form S-1 filed November 5, 2010 (File No. 333-170425) and incorporated herein by reference).

10.16†	Non-Executive Director Appointment Letter, dated as of November 14, 2007, for Joel Stephen Kanter (previously filed as Exhibit 10.14 to the Company’s Registration Statement on Form S-1 filed November 5, 2010 (File No. 333-170425) and incorporated herein by reference).

10.17†	Non-Executive Director Appointment Letter, dated as of November 14, 2007, for Stephen Devon McMurray (previously filed as Exhibit 10.15 to the Company’s Registration Statement on Form S-1 filed November 5, 2010 (File No. 333-170425) and incorporated herein by reference).

10.18†	Non-Executive Director Appointment Letter, dated as of June 6, 2011, for Isaac Blech (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 5, 2011 (File No. 001-35112) and incorporated herein by reference).

10.19†	Medgenics, Inc. Non-Qualified Stock Option Award Terms between Medgenics, Inc. and Sol J. Barer (previously filed as Exhibit 4.7 to the Company’s Registration Statement on Form S-8 filed August 1, 2012 (File No. 333-182992) and incorporated herein by reference).

10.20†	Director Appointment Letter, dated as of August 6, 2012, between Medgenics, Inc. and Sol J. Barer (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K/A filed August 8, 2012 (File No. 001-35112) and incorporated herein by reference).

10.21†	Non-Executive Director Appointment Letter, dated as of March 8, 2013, between Medgenics, Inc. and Joseph J. Grano, Jr. (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 14, 2013 (File No. 001-35112) and incorporated herein by reference).

10.22†	Non-Executive Director Appointment Letter, dated as of October 16, 2013, between Medgenics, Inc. and Wilbur H. Gantz (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 18, 2013 (File No. 001-35112) and incorporated herein by reference).

10.26	Clinical Trials Agreement, dated as of March 18, 2010, between Medgenics Medical Israel, Ltd. and The Medical Research, Infrastructure, and Health Services Fund of the Tel Aviv Medical Center (previously filed as Exhibit 10.28 to the Company’s Registration Statement on Form S-1 filed November 5, 2010 (File No. 333-170425) and incorporated herein by reference).

10.27	Agreement, dated as of May 1, 2010, between Medgenics Medical Israel, Ltd. and Hadasit Medical Research Services and Development Company, Ltd. (previously filed as Exhibit 10.29 to the Company’s Registration Statement on Form S-1 filed November 5, 2010 (File No. 333-170425) and incorporated herein by reference).

10.28*	Sponsored Research Agreement, dated as of November 12, 2014, between Medgenics Medical Israel Ltd. and The Children’s Hospital of Philadelphia (filed herewith).

10.29*	License Agreement, dated as of November 12, 2014, between Medgenics Medical Israel Ltd. and The Children’s Hospital of Philadelphia (filed herewith).

21.1	Subsidiaries of the Company (filed herewith).

23.1	Consent of Kost Forer Gabbay & Kasierer (Ernst & Young) (filed herewith).

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101	Interactive Data File (filed herewith).

†	Indicates a management contract or compensatory plan or arrangement contemplated by Item 15(a)(3) of Form 10-K.
*	Portions of this exhibit have been omitted pursuant to a request for confidential treatment on file with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDGENICS, INC.

Date: February 13, 2015	By:	/s/ Michael F. Cola
Michael F. Cola President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Michael F. Cola	President, Chief Executive Officer and Director	February 13, 2015
Michael F. Cola	(Principal Executive Officer)

/s/ John H. Leaman	Chief Financial Officer	February 13, 2015
John H. Leaman	(Principal Financial Officer & Principal Accounting Officer)

/s/ Sol J. Barer	Chairman of the Board of Directors	February 13, 2015
Sol J. Barer

/s/ Eugene A. Bauer	Director	February 13, 2015
Eugene A. Bauer

/s/ Isaac Blech	Director	February 13, 2015
Isaac Blech

/s/ Alastair Clemow	Director	February 13, 2015
Alastair Clemow

/s/ Wilbur H. Gantz	Director	February 13, 2015
Wilbur H. Gantz

/s/ Joseph J. Grano, Jr.	Director	February 13, 2015
Joseph J. Grano, Jr.

/s/ Joel S. Kanter	Director	February 13, 2015
Joel S. Kanter

/s/ Stephen D. McMurray	Director	February 13, 2015
Stephen D. McMurray

