Form 10-Q
period 2015-03-31
MEDGENICS, INC.
filed 2015-04-20
CIK 1138776

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

As of April 16, 2015, the registrant had 24,903,961 shares of common stock, $0.0001 par value, outstanding.

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

PART I - FINANCIAL INFORMATION

ITEM 1 - Financial Statements

MEDGENICS, INC. AND ITS SUBSIDIARY

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

As of March 31, 2015

IN U.S. DOLLARS IN THOUSANDS

(Unaudited)

MEDGENICS, INC. AND ITS SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
U.S. dollars in thousands (except share and per share data)

	March 31,	December 31,
	2015	2014
	Unaudited
ASSETS

CURRENT ASSETS:

Cash and cash equivalents	$25,159	$33,288
Accounts receivable and prepaid expenses	1,603	315

Total current assets	26,762	33,603

LONG-TERM ASSETS:

Restricted lease deposits	83	83
Severance pay fund	97	99
Property and equipment, net	470	495

Total long-term assets	650	677

Total assets	$27,412	$34,280

The accompanying notes are an integral part of the interim consolidated financial statements

MEDGENICS, INC. AND ITS SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
U.S. dollars in thousands (except share and per share data)

	March 31,	December 31,
	2015	2014
	Unaudited

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

Trade payables	$487	$1,076
Other accounts payable and accrued expenses	993	2,562

Total current liabilities	1,480	3,638

LONG-TERM LIABILITIES:

Accrued severance pay	347	368
Liability in respect of warrants	1,686	612

Total long-term liabilities	2,033	980

Total liabilities	3,513	4,618

STOCKHOLDERS' EQUITY:

Common stock - $0.0001 par value; 100,000,000 shares authorized; 24,861,130 shares issued and 24,852,630 shares outstanding at March 31, 2015; 24,851,075 shares issued and 24,818,075 shares outstanding at December 31, 2014	3	3
Additional paid-in capital	132,956	129,797
Accumulated deficit	(109,060)	(100,138)

Total stockholders' equity	23,899	29,662

Total liabilities and stockholders' equity	$27,412	$34,280

The accompanying notes are an integral part of the interim consolidated financial statements.

MEDGENICS, INC. AND ITS SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS
U.S. dollars in thousands (except share and per share data)

	Three months ended March 31,
	2015	2014
	Unaudited
Research and development expenses	$3,901	$2,142

General and administrative expenses	3,947	3,093

Operating loss	(7,848)	(5,235)

Financial expenses	(1,078)	(120)
Financial income	5	3

Loss before taxes on income	(8,921)	(5,352)

Taxes on income	1	5

Loss	$(8,922)	(5,357)

Basic and diluted loss per share	$(0.36)	(0.28)

Weighted average number of common stock used in computing basic and diluted loss per share	24,843,516	18,872,001

The accompanying notes are an integral part of the interim consolidated financial statements.

MEDGENICS, INC. AND ITS SUBSIDIARY

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
U.S. dollars in thousands (except share and per share data)

	Common stock			Additional paid-in capital	Accumulated deficit	Total stockholders' equity
	Shares	Amount

Balance as of December 31, 2013	18,497,307	$2		$100,126	$(81,705)	$18,423

Stock-based compensation related to the issuance and vesting of restricted common stock to directors and an employee	28,000	(*	)	252	-	252
Stock-based compensation related to options and warrants granted to consultants, directors and employees	-	-		1,512	-	1,512
Exercise of warrants and options	198,284	(*	)	764	-	764
Loss	-	-		-	(5,357)	(5,357)

Balance as of March 31, 2014 (unaudited)	18,723,591	$2		$102,654	$(87,062)	$15,594

Balance as of December 31, 2014	24,818,075	$3		$129,797	$(100,138)	$29,662
Stock-based compensation related to vesting of restricted common stock to directors	24,500	(*	)	-	-	-
Stock-based compensation related to options and warrants granted to consultants, directors and employees	-	-		3,117	-	3,117
Exercise of warrants and options	10,055	(*	)	42	-	42
Loss	-	-		-	(8,922)	(8,922)

Balance as of March 31, 2015 (unaudited)	24,852,630	$3		$132,956	$(109,060)	$23,899

(* ) Represents an amount lower than $ 1.

The accompanying notes are an integral part of the interim consolidated financial statements.

MEDGENICS, INC. AND ITS SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
U.S. dollars in thousands

	Three months ended March 31,
	2015	2014
	Unaudited

CASH FLOWS FROM OPERATING ACTIVITIES:

Loss	$(8,922)	$(5,357)

Adjustments to reconcile loss to net cash used in operating activities:

Depreciation	43	44
Stock-based compensation related to options, warrants and restricted shares granted to employees, directors and consultants	3,117	1,764
Change in fair value of warrants classified as a liability	1,074	110
Accrued severance pay, net	(19)	(147)
Changes in operating assets and liabilities:
Accounts receivable and prepaid expenses	(1,278)	(430)
Trade payables	(589)	(183)
Other accounts payable and accrued expenses	(1,569)	210

Net cash used in operating activities	(8,143)	(3,989)

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of property and equipment	(18)	(24)

Net cash used in investing activities	$(18)	$(24)

The accompanying notes are an integral part of the interim consolidated financial statements.

MEDGENICS, INC. AND ITS SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
U.S. dollars in thousands

	Three months ended March 31,
	2015	2014
	Unaudited
CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from exercise of options and warrants	$32	$764

Net cash provided by financing activities	32	764

Increase (decrease) in cash and cash equivalents	(8,129)	(3,249)

Balance of cash and cash equivalents at the beginning of the period	33,288	22,390

Balance of cash and cash equivalents at the end of the period	$25,159	$19,141

Supplemental disclosure of cash flow information:

Cash paid during the period for taxes	$1	$5

Supplemental disclosure of non-cash flow information:

Receivables resulting from the exercise of options	$10	$-

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

b.

As reflected in the accompanying financial statements, the Company incurred a loss for the three month period ended March 31, 2015 of $8,922 and had a negative cash flow from operating activities of $8,143 during the three month period ended March 31, 2015. The accumulated deficit as of March 31, 2015 is $109,060. The Company and the Subsidiary have not yet generated revenues from product sale. Management's plans also include seeking additional investments and commercial agreements to continue the operations of the Company and the Subsidiary.

The Company believes that its existing cash and cash equivalents should be sufficient to meet its operating and capital requirements through the third quarter of 2016.

NOTE 2:- SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited interim financial statements of the Company, have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and the rules of the Securities and Exchange Commission ("SEC") and should be read in conjunction with the audited financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2014 ("2014 Form 10-K") as filed with the SEC. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements that would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year as reported in the 2014 Form 10-K have been omitted.

MEDGENICS, INC. AND ITS SUBSIDIARY

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except share and per share data)

NOTE 3:- STOCKHOLDERS' EQUITY

a.	Issuance of stock options, warrants and restricted shares to employees and directors:

1.	A summary of the Company's activity for restricted shares granted to employees and directors is as follows:

Restricted shares	Three months ended March 31, 2015

Number of restricted shares as of December 31, 2014	24,500
Vested	(24,500)
Number of restricted shares as of March 31, 2015	-

2.	A summary of the Company's activity for options and warrants granted to employees and directors is as follows:

	Three months ended March 31, 2015
	Number of options and warrants	Weighted Average exercise price	Weighted average remaining contractual terms (years)	Aggregate intrinsic value
Outstanding at December 31, 2014	8,211,124	$5.48	6.79	$5,490

Granted	1,542,837	6.73

Exercised	(3,000)	3.14

Outstanding at March 31, 2015	9,750,961	5.68	7.07	$25,814

Vested and expected to vest at March 31, 2015	9,492,526	5.68	7.02	$25,234

Exercisable at March 31, 2015	4,831,076	5.60	5.18	$14,396

Calculation of aggregate intrinsic value is based on the closing share price of the Company's common stock as reported on the NYSE MKT on March 31, 2015 ($8.06 per share).

As of March 31, 2015, there was $12,017 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted to employees and directors. That cost is expected to be recognized over a weighted-average period of 2.0 years.

MEDGENICS, INC. AND ITS SUBSIDIARY

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except share and per share data)

NOTE 3:- STOCKHOLDERS' EQUITY (Cont.)

b.	Issuance of shares, stock options and warrants to consultants:

A summary of the Company's activity for warrants and options granted to consultants is as follows:

	Three months ended March 31, 2015
	Number of options and warrants	Weighted average exercise price	Weighted average remaining contractual terms (years)	Aggregate intrinsic value

Outstanding at December 31, 2014	473,826	6.53	3.29	$207

Exercised	(1,558)	4.99

Outstanding at March 31, 2015	472,268	6.54	3.05	$957

Exercisable at March 31, 2015	430,508	6.63	2.72	$852

Calculation of aggregate intrinsic value is based on the closing share price of the Company's common stock as reported on the NYSE MKT on March 31, 2015 ($8.06 per share).

As of March 31, 2015, there was $168 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted to consultants. That cost is expected to be recognized over a weighted-average period of 1.5 years.

MEDGENICS, INC. AND ITS SUBSIDIARY

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except share and per share data)

NOTE 3:- STOCKHOLDERS' EQUITY (Cont.)

c.	Compensation expenses:

Compensation expenses related to restricted shares, warrants and options granted to employees, directors and consultants was recorded in the Consolidated Statement of Operations in the following line items:

	Three months ended March 31,
	2015	2014
	Unaudited	Unaudited

Research and development expenses	$457	$269
General and administrative expenses	2,660	1,495

	$3,117	$1,764

MEDGENICS, INC. AND ITS SUBSIDIARY

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except share and per share data)

NOTE 3:- STOCKHOLDERS' EQUITY (Cont.)

d.	Summary of shares to be issued upon exercise of options and warrants:

A summary of shares to be issued upon exercise of all the options and warrants, segregated into ranges, as of March 31, 2015 is presented in the following table:

		As of March 31, 2015
		Shares to be	Shares to be
		Issued upon	Issued upon	Weighted Average
		Exercise of	Exercise of	Remaining
	Exercise	Options and	Options and	Contractual Terms
	Price per	Warrants	Warrants	of Options and
Options / Warrants	Share ($)	Outstanding	Exercisable	Warrants (in years)
Options:
Granted to Employees and Directors
	2.66-3.14	196,000	173,750	6.7
	3.86-4.99	3,621,429	1,963,579	8.0
	5.13-7.25	3,741,977	670,340	8.8
	8.19-10.80	1,286,365	1,118,967	3.8
		8,845,771	3,926,636

Granted to Consultants	5.02-6.65	79,348	37,588	6.6

Total Shares to be Issued upon Exercise of Options		8,925,119	3,964,224

Warrants:

Granted to Employees and Directors	2.49	905,190	905,190	1.0

Granted to Consultants	3.19-4.99	191,447	191,447	2.5
	9.17-11.16	201,473	201,473	2.2
		392,920	392,920

Granted to Investors	4.10-6.00	3,223,334	3,223,334	1.0
	6.78-8.34	4,666,226	4,666,226	2.7
		7,889,560	7,889,560

Total Shares to be Issued upon Exercise of Warrants		9,187,670	9,187,670

Total Shares to be Issued upon Exercise of Options and Warrants		18,112,789	13,151,894

MEDGENICS, INC. AND ITS SUBSIDIARY

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except share and per share data)

NOTE 4:- FAIR VALUE MEASUREMENTS

The Company classified certain warrants with down-round protection issued to the purchasers of convertible debentures in 2010 as a liability at their fair value according to ASC 815-40-15-7I. The liability in respect of these warrants will be remeasured at each reporting period until exercised or expired. Changes in the fair value of these warrants are reported in the Consolidated Statement of Operations as financial income or expense.

The fair value of these warrants was estimated at March 31, 2015 and December 31, 2014 using the Binomial pricing model with the following assumptions:

	March 31, 2015	December 31, 2014

Dividend yield	0%	0%
Expected volatility	73.43%	53.3%
Risk-free interest rate	0.1%	0.2%
Contractual life (in years)	0.5	0.7

The changes in level 3 liabilities measured at fair value on a recurring basis:

Fair value of liability in respect of warrants
Balance as of December 31, 2013	$1,211

Change in the liability in respect of warrants	110

Balance as of March 31, 2014 (unaudited)	$1,321

Balance as of December 31, 2014	$612

Change in the liability in respect of warrants	1,074

Balance as of March 31, 2015 (unaudited)	$1,686

ITEM 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read together with our financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are often identified by the use of words such as, but not limited to, “can,” “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “continues,” “anticipates,” “intends,” “seeks,” “targets,” “believes,” “estimates,” “projects,” “predicts,” “potential” and similar expressions or variations intended to identify forward-looking statements. These statements are based on the beliefs and assumptions of our management based on information currently available to them. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section titled “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2014, and any updates to those risk factors included in Part II, Item 1A of this Quarterly Report on Form 10-Q. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

Overview

We are a clinical stage rare and orphan disease company developing an innovative and proprietary ex vivo gene therapy platform, offering what we believe to be a novel therapeutic approach for use in the $50 billion orphan and rare disease therapeutics markets. Our TARGTTM (Transduced Autologous Restorative Gene Therapy) platform is designed to provide sustained protein and peptide therapies to treat a range of chronic diseases and conditions. We are currently studying our lead product MDGN-201, which we refer to as TARGTEPOTM, in a Phase 1/2 clinical trial in patients with End Stage Renal Disease (ESRD), and we plan on studying TARGTEPO in identified sub-populations of unmet need including subpopulations of Chronic Kidney Disease (CKD) or ESRD patients who may benefit from treatment with TARGTEPO. These patients may include those who are hypo-responsive to recombinant humanized erythropoietin, or rHuEPO, patients eligible for peritoneal dialysis, anemic patients on the transplant list, patients with Myelodysplastic Syndrome (MDS), and patients with Beta Thalassemia Intermedia , conditions that may qualify for orphan drug designation. We have initiated in vivo proof of concept pre-clinical studies with several other orphan or rare disease candidates, and we anticipate initiating discussions with regulatory agencies for some of those programs in 2015.

In June 2014, the first patient was enrolled in our Phase 1/2 clinical trial of MDGN-201 (TARGTEPO). The aim of the ongoing trial is to validate the potential of our TARGT platform using a second generation expression cassette of the HDAd viral vector, which was developed to enhance durability of the proposed therapeutic effect. The ongoing study is evaluating the potential of the updated platform to offer sustained production and delivery of endogenous erythropoietin, or eEPO, to treat anemia in dialysis patients with ESRD. This open-label trial is expected to enroll up to 18 patients with ESRD who require rHuEPO treatment for anemia. We expect that each patient will receive one or more TARGTEPO microorgans and will be followed for at least one year. The trial endpoints include plasma eEPO levels, blood counts and safety assessment.

In April 2015, we announced ongoing interim clinical data on the six patients in the low-dose cohort of the Phase 1/2 trial. The patients ranged from four to ten months post implantation of TARGTEPO microorgans and patients have shown positive response to therapy at 100x lower Cmax than rHuEPO (e.g., EPREX). The first patient implanted with TARGTEPO has maintained hemoglobin levels due to red blood cell production stimulated by eEPO at ten months following implantation. Of the remaining five patients, one maintained his target hemoglobin levels without receiving an injection of rHuEPO for five months. Another patient, who had a complicated course unrelated to the TARGTEPO treatment and surgery leading to a loss of blood, required additional rHuEPO at two months following the implantation of the TARGTEPO microorgan. The other patients, who were implanted from four to six months ago have not required any rHuEPO or blood transfusions following their TARGTEPOimplantations, and, to date, have maintained their target hemoglobin levels. The low-dose was well-tolerated in all six patients and there have been no treatment-related serious adverse events (SAEs). The mid-dose cohort of the Phase 1/2 trial began in the first quarter of 2015 and two patients have been enrolled. We also enrolled the first patient in our trial studying TARGTEPO in patients with ESRD who are undergoing peritoneal dialysis. All previous TARGTEPO trials in ESRD have been conducted in patients undergoing hemodialysis. At the end of first quarter of 2015, we filed an investigational new drug application with the United States Food and Drug Administration that will enable us to study TARGTEPO in patients with ESRD.

We have generated significant losses to date, and we expect to continue to generate losses as we progress towards the commercialization of our product candidates.  We incurred net losses of approximately $8.92 million for the three month period ended March 31, 2015. As of March 31, 2015, we had stockholders’ equity of approximately $23.90 million.  We are unable to predict the extent of any future losses or when we will become profitable, if at all.

Financial Operations Overview

Research and Development Expense

Research and development expense consists of: (i) internal costs associated with our development activities; (ii) payments we make to third party contract research organizations, contract manufacturers, clinical trial sites and consultants; (iii) technology and intellectual property license costs; (iv) manufacturing development costs; (v) personnel related expenses, including salaries and other related costs, including stock-based compensation expense, for the personnel involved in product development; (vi) activities related to regulatory filings and the advancement of our product candidates through preclinical studies and clinical trials; and (vii) facilities and other allocated expenses, which include direct and allocated expenses for rent, facility maintenance, as well as laboratory and other supplies. All research and development costs are expensed as incurred.

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

General and Administrative Expense

General and administrative expense consists primarily of salaries and other related costs, including stock-based compensation expense, for persons serving as our directors and in our executive, finance and accounting functions. Other general and administrative expense includes facility-related costs not otherwise included in research and development expense, costs associated with industry and trade shows, and professional fees including legal services and accounting services. We expect that our general and administrative expenses will increase as we add personnel.

Financial Expense and Income

Financial expense consists primarily of warrant valuations and foreign currency exchange differences.

Financial income consists primarily of warrant valuations.

Results of Operations for the Three Months Ended March 31, 2015 and 2014

Research and Development Expenses

Research and development expenses, both gross and net, for the three months ended March 31, 2015 were $3.90 million, increasing from $2.14 million for the same period in 2014 due mainly to increased materials and sub-contractor costs and increased stock-based compensation expenses related to options granted to research and development personnel.

General and Administrative Expenses

General and administrative expenses for the three months ended March 31, 2015 were $3.95 million, increasing from $3.09 million for the same period in 2014 primarily due to increased stock-based compensation expenses related to options granted to directors and general and administrative personnel, offset in part by a decrease in professional fees.

Financial Income and Expenses

Financial expenses for the three months ended March 31, 2015 were $1.08 million, increasing from $0.12 million for the same period in 2014. This increase was mainly due to the change in valuation of the warrant liability.

Financial income for the three months ended March 31, 2015 and 2014 was de minimis.

Liquidity and Capital Resources

Sources of Liquidity

We have financed our operations primarily through a combination of equity issues, debt issues and grants from the Israeli Office of the Chief Scientist (OCS) and other third parties.

We received $10.76 million from inception through March 31, 2015 from the OCS in development grants, of which none was received during the three months ended March 31, 2015.

In December 2014, we completed a registered public offering of 5,893,750 shares of common stock, including 768,750 shares sold pursuant to the full exercise of the underwriters’ over-allotment option, at a price to the public of $4.10 per share. The net proceeds from this offering to us were approximately $22.21 million, after deducting underwriting discounts and commissions and offering expenses payable by us.

Cash Flows

We had cash and cash equivalents of $25.16 million at March 31, 2015 and $33.29 million at December 31, 2014. The decrease in our cash balance during the three months ended March 31, 2015 was primarily the result of operating activities during the period.

Net cash used in operating activities of $8.14 million for the three months ended March 31, 2015 and $3.99 million for the three months ended March 31, 2014 primarily reflected our cash expenses for our operations.

Our cash used in investing activities relates to our purchases of property and equipment.

Net cash provided by financing activities was $0.03 million for the three months ended March 31, 2015 and $0.76 million for the three months ended March 31, 2014 as a result of the exercise of options and warrants.

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

We do not anticipate that we will generate revenue from the sale of products for at least three years; we do, however, intend to seek licensing or other commercialization agreements for existing and new TARGT applications. In the absence of additional funding or adequate funding from commercialization agreements, we expect our continuing operating losses to result in decreases in our cash balances over the next several quarters.

Absent significant corporate collaboration and licensing arrangements, we will need to finance our future cash needs through public or private equity offerings or debt financings. We do not currently have any commitments for future external funding. We may need to raise additional funds more quickly if one or more of our assumptions prove to be incorrect or if we choose to expand our product development efforts more rapidly than we presently anticipate, and we may decide to raise additional funds even before we need them if the conditions for raising capital are favorable. We may seek to encourage holders of our warrants to exercise, sell additional equity or debt securities or obtain a bank credit facility. The sale of additional equity or debt securities, if convertible, could result in dilution to our stockholders. The incurrence of indebtedness would result in increased fixed obligations and could also result in covenants that would restrict our operations.

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

Liability in Respect of Warrants

In the past, we issued warrants whose exercise price is subject to downward adjustment. In accordance with Accounting Standards Codification No. 815-40-15-7I, we classified these warrants as a liability at their fair value. The warrants liability will be re-measured at each reporting period until exercised or expired. The increase in the fair value of the warrants during the three months ended March 31, 2015 and 2014 of $1.07 million and $0.11 million, respectively, are reported in the Statements of Operations as financial expense.

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

For the purpose of valuing options and warrants granted to our employees, non-employees and directors during the three months ended March 31, 2015 and 2014, we used the Binomial options pricing model. To determine the risk-free interest rate, we utilized the U.S. Treasury yield curve in effect at the time of grant with a term consistent with the expected term of our awards. We estimated the expected life of the options granted based on anticipated exercises in the future periods assuming the success of our business model as currently forecast. The expected dividend yield reflects our current and expected future policy for dividends on our common stock. The expected stock price volatility for our stock options was calculated by examining historical volatilities for publicly traded industry peers as we do not have sufficient trading history for our common stock. We will continue to analyze the expected stock price volatility and expected term assumptions as more historical data for our common stock becomes available. We currently estimate that we will experience 5% to 8% forfeitures for those options currently outstanding.

Off-Balance Sheet Arrangements

There have been no material changes to the discussion of off-balance sheet arrangements included in our Annual Report on Form 10-K for the year ended December 31, 2014.

ITEM 3 — Quantitative and Qualitative Disclosures about Market Risk

There has been no significant change in our exposure to market risk during the three months ended March 31, 2015. For a discussion of our exposure to market risk, refer to Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” contained in our Annual Report on Form 10-K for the year ended December 31, 2014.

ITEM 4 — Controls and Procedures

Evaluation of disclosure controls and procedures

As required by Exchange Act Rule 13a-15(b), in connection with the filing of this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2015, the end of the period covered by this report.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1 — Legal Proceedings

We are not currently a party, as plaintiff or defendant, to any legal proceedings which, individually or in the aggregate, are expected by us to have a material effect on our business, financial condition or results of operation if determined adversely to us.

ITEM 1A — Risk Factors

There are no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014.

ITEM 2 — Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

In the three months ended March 31, 2015, the following securities were sold by us without registration under the Securities Act. The securities described below were exempt from registration under the Securities Act in reliance upon Section 4(a)(2) of the Securities Act. There were no underwriters employed in connection with any of these transactions.

Common Stock Issued Upon Exercise of Outstanding Warrants and Options

In March 2015, a consultant exercised warrants to purchase 1,558 shares of common stock at an exercise price of $4.99 per share using the cashless exercise method. Using this cashless exercise method, the consultant was issued 618 shares.

In March 2015, an investor exercised warrants to purchase 6,437 shares of common stock at an exercise price of $4.99 per share, or an aggregate exercise price of approximately $32 thousand.

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

MEDGENICS, INC.

Date: April 20, 2015	By:	/s/ Michael F. Cola
Michael F. Cola
President and Chief Executive Officer
(Principal Executive Officer)

Date: April 20, 2015	By:	/s/ John H. Leaman
John H. Leaman
Chief Financial Officer
(Principal Financial Officer)

