Form 10-Q
period 2015-06-30
MEDGENICS, INC.
filed 2015-08-10
CIK 1138776

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

As of August 5, 2015, the registrant had 24,930,443 shares of common stock, $0.0001 par value, outstanding.

MEDGENICS, INC.

Unless the context otherwise requires, all references in this Quarterly Report on Form 10-Q to the “Company”, “Medgenics”, “we,” “us” and “our” refer to Medgenics, Inc., a Delaware corporation organized on January 27, 2000, and its wholly-owned subsidiary, Medgenics Medical (Israel) Ltd., a company organized under the laws of the State of Israel. We use TARGTTM and TARGTEPOTM as trademarks in the United States and elsewhere. All other trademarks or trade names referred to in this document are the property of their respective owners.

`PART I — FINANCIAL INFORMATION

ITEM 1 — Financial Statements

MEDGENICS, INC. AND ITS SUBSIDIARY

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

As of June 30, 2015

IN U.S. DOLLARS IN THOUSANDS

(Unaudited)

MEDGENICS, INC. AND ITS SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
U.S. dollars in thousands (except share and per share data)

	June 30,	December 31,
	2015	2014
	Unaudited
ASSETS

CURRENT ASSETS:

Cash and cash equivalents	$22,012	$33,288
Accounts receivable and prepaid expenses	2,104	315

Total current assets	24,116	33,603

LONG-TERM ASSETS:

Restricted lease deposits	87	83
Severance pay fund	99	99
Property and equipment, net	454	495

Total long-term assets	640	677

Total assets	$24,756	$34,280

The accompanying notes are an integral part of the interim consolidated financial statements

MEDGENICS, INC. AND ITS SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
U.S. dollars in thousands (except share and per share data)

	June 30,	December 31,
	2015	2014
	Unaudited

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

Trade payables	$742	$1,076
Other accounts payable and accrued expenses	1,844	2,562

Total current liabilities	2,586	3,638

LONG-TERM LIABILITIES:

Accrued severance pay	354	368
Liability in respect of warrants	826	612

Total long-term liabilities	1,180	980

Total liabilities	3,766	4,618

STOCKHOLDERS' EQUITY:

Common stock - $0.0001 par value; 100,000,000 shares authorized; 24,937,443 shares issued and 24,928,943 shares outstanding at June 30, 2015; 24,851,075 shares issued and 24,818,075 shares outstanding at December 31, 2014	3	3
Additional paid-in capital	136,133	129,797
Accumulated deficit	(115,146)	(100,138)

Total stockholders' equity	20,990	29,662

Total liabilities and stockholders' equity	$24,756	$34,280

The accompanying notes are an integral part of the interim consolidated financial statements.

 MEDGENICS, INC. AND ITS SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS
U.S. dollars in thousands (except share and per share data)

	Six months ended June 30,		Three months ended June 30,
	2015	2014	2015	2014
	Unaudited

Research and development expenses	$8,359	$4,097	$4,458	$1,955

Less:
Participation by the Office of the Chief Scientist	(1,430)	(1,182)	(1,430)	(1,182)

Research and development expenses, net	6,929	2,915	3,028	773

General and administrative expenses	7,836	5,957	3,889	2,864

Operating loss	(14,765)	(8,872)	(6,917)	(3,637)

Financial expenses	(262)	(337)	(8)	(217)
Financial income	24	18	843	15

Loss before taxes on income	(15,003)	(9,191)	(6,082)	(3,839)

Taxes on income	5	6	4	1

Loss	$(15,008)	$(9,197)	$(6,086)	$(3,840)

Basic loss per share	$(0.60)	$(0.49)	$(0.24)	$(0.21)

Diluted loss per share	$(0.63)	$(0.49)	$(0.28)	$(0.21)
Weight average number of common stock used in computing basic loss per share	24,875,344	18,664,544	24,906,823	18,715,541
Weight average number of common stock used in computing diluted loss per share	24,969,314	18,664,544	25,094,763	18,715,541

The accompanying notes are an integral part of the interim consolidated financial statements.

MEDGENICS, INC. AND ITS SUBSIDIARY

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
U.S. dollars in thousands (except share and per share data)

	Common stock		Additional paid-in capital	Accumulated deficit	Total stockholders' equity
	Shares	Amount

Balance as of December 31, 2013	18,497,307	$2	$100,126	$(81,705)	$18,423

Stock-based compensation related to the issuance and vesting of restricted common stock to directors and an employee	28,000	(*)	331	-	331
Stock-based compensation related to options and warrants granted to consultants, directors and employees	-	-	3,191	-	3,191
Exercise of warrants and options	255,458	(*)	951	-	951
Loss	-	-	-	(9,197)	(9,197)

Balance as of June 30, 2014 (unaudited)	18,780,765	$2	$104,599	$(90,902)	$13,699

Balance as of December 31, 2014	24,818,075	$3	$129,797	$(100,138)	$29,662

Stock-based compensation related to vesting of restricted common stock to directors	24,500	(*)	-	-	-
Stock-based compensation related to options and warrants granted to consultants, directors and employees	-	-	5,840	-	5,840
Exercise of warrants and options	86,368	(*)	496	-	496
Loss	-	-	-	(15,008)	(15,008)

Balance as of June 30, 2015 (unaudited)	24,928,943	$3	$136,133	$(115,146)	$20,990

(* ) Represents an amount lower than $ 1.

The accompanying notes are an integral part of the interim consolidated financial statements.

MEDGENICS, INC. AND ITS SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
U.S. dollars in thousands

	Six months ended June 30,
	2015	2014
	Unaudited

CASH FLOWS FROM OPERATING ACTIVITIES:

Loss	$(15,008)	$(9,197)

Adjustments to reconcile loss to net cash used in operating activities:
Depreciation	124	98
Loss from disposal of property and equipment	17	-
Stock-based compensation related to options, warrants and restricted shares granted to employees, directors and consultants	5,840	3,522
Change in fair value of warrants classified as a liability	250	306
Accrued severance pay, net	(14)	(325)
Changes in operating assets and liabilities:
Accounts receivable and prepaid expenses	(1,789)	(795)
Trade payables	(334)	(74)
Other accounts payable and accrued expenses	(718)	(225)
Restricted lease deposits	(4)	11

Net cash used in operating activities	(11,636)	(6,679)

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of property and equipment	(100)	(233)

Cash used in investing activities	$(100)	$(233)

The accompanying notes are an integral part of the interim consolidated financial statements.

MEDGENICS, INC. AND ITS SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
U.S. dollars in thousands

	Six months ended June 30,
	2015	2014
	Unaudited
CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from exercise of options and warrants	$460	$951

Cash provided by financing activities	460	951

Decrease in cash and cash equivalents	(11,276)	(5,961)

Balance of cash and cash equivalents at the beginning of the period	33,288	22,390

Balance of cash and cash equivalents at the end of the period	$22,012	$16,429

Supplemental disclosure of cash flow information:

Cash paid during the period for taxes	$5	$6

Classification of liability in respect of warrants into equity due to the exercise of warrants	$36	$-

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

b.

As reflected in the accompanying financial statements, the Company incurred a loss for the six month period ended June 30, 2015 of $15,008 and had a negative cash flow from operating activities of $11,636 during the six month period ended June 30, 2015. The accumulated deficit as of June 30, 2015 is $115,146. The Company and the Subsidiary have not yet generated revenues from product sale. Management's plans also include seeking additional investments and commercial agreements to continue the operations of the Company and the Subsidiary.

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

MEDGENICS, INC. AND ITS SUBSIDIARY

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except share and per share data)

NOTE 3:-	STOCKHOLDERS' EQUITY

a.	Issuance of stock options, warrants and restricted shares to employees and directors:

1.	A summary of the Company's activity for restricted shares granted to employees and directors is as follows:

Restricted shares	Six months ended June 30, 2015

Number of restricted shares as of December 31, 2014	24,500
Vested	(24,500)
Number of restricted shares as of June 30, 2015	-

2.	A summary of the Company's activity for options and warrants granted to employees and directors is as follows:

	Six months ended June 30, 2015
	Number of options and warrants	Weighted Average exercise price	Weighted average remaining contractual terms (years)	Aggregate intrinsic value

Outstanding at December 31, 2014	8,211,124	$5.48	6.79	$5,490

Granted	1,642,837	6.87
Exercised	(10,500)	4.48

Outstanding at June 30, 2015	9,843,461	$5.71	6.85	$11,186

Vested and expected to vest at June 30, 2015	9,583,932	$5.71	6.80	$10,999

Exercisable at June 30, 2015	4,955,686	$5.62	5.03	$7,479

Calculation of aggregate intrinsic value is based on the closing share price of the Company's common stock as reported on the NYSE MKT on June 30, 2015 ($6.13 per share).

As of June 30, 2015, there was $11,072 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted to employees and directors. That cost is expected to be recognized over a weighted-average period of 1.8 years.

MEDGENICS, INC. AND ITS SUBSIDIARY

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except share and per share data)

NOTE 3:-	STOCKHOLDERS' EQUITY (Cont.)

b.	Issuance of shares, stock options and warrants to consultants:

A summary of the Company's activity for warrants and options granted to consultants is as follows:

	Six months ended June 30, 2015
	Number of options and warrants	Weighted average exercise price	Weighted average remaining contractual terms (years)	Aggregate intrinsic value

Outstanding at December 31, 2014	473,826	$6.53	3.29	$207
Exercised	(1,558)	4.99
Outstanding at June 30, 2015	472,268	$6.54	2.80	$448

Exercisable at June 30, 2015	435,601	$6.62	2.53	$426

Calculation of aggregate intrinsic value is based on the closing share price of the Company's common stock as reported on the NYSE MKT on June 30, 2015 ($6.13 per share).

As of June 30, 2015, there was $134 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted to consultants. That cost is expected to be recognized over a weighted-average period of 1.3 years.

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

Compensation expenses related to restricted shares, warrants and options granted to employees, directors and consultants was recorded in the Consolidated Statement of Operations in the following line items:

	Six months ended June 30,		Three months ended June 30,
	2015	2014	2015	2014
	Unaudited		Unaudited

Research and development expenses	$981	$493	$524	$224
General and administrative expenses	4,859	3,029	2,199	1,534

	$5,840	$3,522	$2,723	$1,758

MEDGENICS, INC. AND ITS SUBSIDIARY

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except share and per share data)

NOTE 3:-	STOCKHOLDERS' EQUITY (Cont.)

d.	Summary of shares to be issued upon exercise of options and warrants:

A summary of shares to be issued upon exercise of all the options and warrants, segregated into ranges, as of June 30, 2015 is presented in the following table:

		As of June 30, 2015
		Shares to be	Shares to be
		Issued upon	Issued upon	Weighted Average
		Exercise of	Exercise of	Remaining
	Exercise	Options and	Options and	Contractual Terms
	Price per	Warrants	Warrants	of Options and
Options / Warrants	Share ($)	Outstanding	Exercisable	Warrants (in years)
Options:
Granted to Employees and Directors
	2.66-3.14	196,000	173,000	6.5
	3.86-4.99	3,618,429	1,960,579	7.7
	5.13-7.25	3,737,477	797,950	8.5
	8.19-10.80	1,386,365	1,118,967	3.9
		8,938,271	4,050,496

Granted to Consultants	5.02-6.65	79,348	42,681	6.3

Total Shares to be Issued upon Exercise of Options		9,017,619	4,093,177

Warrants:

Granted to Employees and Directors	2.49	905,190	905,190	0.8

Granted to Consultants	3.19-4.99	191,447	191,447	2.2
	9.17-11.16	201,473	201,473	2.0
		392,920	392,920

Granted to Investors	4.10-6.00	3,191,806	3,191,806	0.7
	6.78-8.34	4,614,921	4,614,921	2.5
		7,806,727	7,806,727

Total Shares to be Issued upon Exercise of Warrants		9,104,837	9,104,837

Total Shares to be Issued upon Exercise of Options and Warrants		18,122,456	13,198,014

 MEDGENICS, INC. AND ITS SUBSIDIARY

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except share and per share data)

NOTE 4:-	FAIR VALUE MEASUREMENTS

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

The fair value of these warrants was estimated at June 30, 2015 and December 31, 2014 using the Binomial pricing model with the following assumptions:

	June 30, 2015	December 31, 2014

Dividend yield	0%	0%
Expected volatility	51.6%	53.3%
Risk-free interest rate	0.01%	0.2%
Contractual life (in years)	0.2	0.7

The changes in level 3 liabilities measured at fair value on a recurring basis:

Fair value of liability in respect of warrants
Balance as of December 31, 2013	$1,211

Change in the liability in respect of warrants	306

Balance as of June 30, 2014 (unaudited)	$1,517

Balance as of December 31, 2014	$612

Classification of liability in respect of warrants into equity due to the exercise of warrants	(36)

Change in the liability in respect of warrants	250

Balance as of June 30, 2015 (unaudited)	$826

MEDGENICS, INC. AND ITS SUBSIDIARY

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except share and per share data)

NOTE 6:-	LOSS PER SHARE

Details in the computation of diluted loss per share:

	Six months ended June 30,
	2015			2014
	Weighted average number of shares	Loss		Weighted average number of shares		Loss
	Unaudited

For the computation of basic loss	24,875,344	$15,008		18,664,544		$9,197

Effect of potential dilutive common shares issuable upon exercise of warrants classified as liability	93,970	824	(**)	-	(*)	$-	(*)

For the computation of diluted loss	24,969,314	$15,832		18,664,544		$9,197

	Three months ended June 30,
	2015			2014
	Weighted average number of shares	Loss		Weighted average number of Shares		Loss
	Unaudited
For the computation of basic loss	24,906,823	$6,086		18,715,541		$3,840

Effect of potential dilutive common shares issuable upon exercise of warrants classified as liability	187,940	824	(**)	-	(*)	$-	(*)

For the computation of diluted loss	25,094,763	$6,910		18,715,541		$3,840

(*)	Anti-dilutive.
(**)	Financial income resulted from changes in fair value of warrants classified as liability.

The total weighted average number of shares related to the outstanding options, warrants and restricted shares excluded from the calculations of diluted loss per share due to their anti-dilutive effect was 17,950,345 and 16,275,584 for the six months ended June 30, 2015 and 2014, respectively.

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

Overview

We are a clinical stage rare and orphan disease company developing an innovative and proprietary ex vivo gene therapy platform, offering what we believe to be a novel therapeutic approach for use in the $50 billion orphan and rare disease therapeutics markets. Our TARGTTM (Transduced Autologous Restorative Gene Therapy) platform is designed to provide sustained protein and peptide therapies to treat a range of chronic diseases and conditions. We are currently studying our lead product MDGN-201, which we refer to as TARGTEPOTM, in three Phase 1/2 clinical trials in patients with End Stage Renal Disease (ESRD). We are currently studying TARGTEPO in identified sub-populations of unmet need including patients who are treated chronically with hemodialysis or peritoneal dialysis, all of whom are also renal transplant eligible patients. We are planning to further examine the impact of TARGTEPO on blood pressure and other markers of cardiovascular risk in these ESRD patients. Future studies will also examine patients who may be hypo-responsive to recombinant humanized erythropoietin (rHuEPO), patients with myelodysplastic syndrome (MDS), and patients with Beta thalassemia intermedia – whose conditions may qualify for orphan drug designation. We have initiated in vivo proof of concept pre-clinical studies with several other orphan or rare disease candidates, and have initiated discussions with regulatory agencies for some of those programs in 2015.

In June 2014, the first patient was enrolled in our Phase 1/2 clinical trial of MDGN-201 (TARGTEPO). The aim of the ongoing trial is to validate the potential of our TARGT platform using a second-generation expression cassette of the HDAd viral vector, which was developed to enhance durability of the proposed therapeutic effect. The ongoing study is evaluating the potential of the updated platform to offer sustained production and delivery of endogenous erythropoietin (eEPO) to treat anemia in dialysis patients with ESRD. This open-label trial is expected to enroll up to 18 patients with ESRD who require rHuEPO treatment for anemia. We expect that each patient will receive one or more TARGTEPO microorgans and will be followed for at least one year. The trial endpoints include plasma eEPO levels, blood counts and safety assessment.

We have now completed enrollment in the low-dose cohort of the Phase 1/2 clinical trial of MDGN-201. All six patients who received TARGTEPO microorgans have shown positive initial response to therapy at approximately 100x lower Cmax than rHuEPO (e.g., EPREX). Five of six patients maintained hemoglobin levels within their targeted range due to red blood cell production stimulated by eEPO for at least five months following implantation without receiving any injections of rHuEPO or blood transfusions, and one patient continues to remain stable without receiving any injections of rHuEPO or blood transfusions for 13 months since implantation. The low-dose was well-tolerated in all six patients and there have been no treatment-related serious adverse events (SAEs). Enrollment in the mid-dose cohort of the Phase 1/2 trial began in the first quarter of 2015 and three patients have been enrolled. Implanted TARGTs produced eEPO in all three patients. One patient in this cohort was not able to maintain his hemoglobin levels within the targeted range and required injections of rHuEPO and exited the study. The other two mid-dose patients are stable and have not received any injections of rHuEPO or blood transfusions. We also enrolled two patients in our first trial studying TARGTEPO in patients with ESRD who are undergoing peritoneal dialysis. These patients remain stable and have not received any injections of rHuEPO or blood transfusions. In the second quarter we received clearance to proceed from FDA for our investigational new drug application with the United States Food and Drug Administration, and we have started a Phase 1/2 clinical trial in the United States studying TARGTEPO in ESRD patients who are undergoing peritoneal dialysis. The first patient in this study was enrolled at the end of the second quarter, and represents the first patient that the Company is studying in a clinical trial in the United States.

In June 2015, our wholly-owned subsidiary, Medgenics Medical (Israel) Ltd., which we refer to as MMI, was awarded a government grant of up to NIS 13.3 million (approximately $3.4 million) from the Israeli Office of the Chief Scientist (OCS) at the Ministry of Economy of Israel. The grant will be used to cover research and development expenses for the 13-month period from December 2014 through December 2015 to support further research and clinical development of our TARGT system with respect to the treatment of rare and orphan diseases. Under the terms of the OCS grant, MMI will be required to repay the grant in full, plus interest, through royalties on revenue received from commercializing the developed technology. The payment of royalties is contingent on such revenues and, in the absence of such revenues, no royalty payments to the OCS will be required.

We have generated significant losses to date, and we expect to continue to generate losses as we progress towards the commercialization of our product candidates.  We incurred net losses of approximately $15.01 million for the six month period ended June 30, 2015. As of June 30, 2015, we had stockholders’ equity of approximately $20.99 million.  We are unable to predict the extent of any future losses or when we will become profitable, if at all.

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

Results of Operations for the Six Months Ended June 30, 2015 and 2014

Research and Development Expenses

Gross research and development expenses for the six months ended June 30, 2015 were $8.36 million, increasing from $4.10 million for the same period in 2014 due mainly to increased materials and sub-contractor costs and increased stock-based compensation expenses related to options granted to research and development personnel. Net research and development expenses for the six months ended June 30, 2015 increased to $6.93 million from $2.92 million for the same period in 2014. The increase in net research and development expenses was due to the increase in gross research and development expenses offset in part by an increase of $0.25 million in the participation by the OCS.

General and Administrative Expenses

General and administrative expenses for the six months ended June 30, 2015 were $7.84 million, increasing from $5.96 million for the same period in 2014 primarily due to increased stock-based compensation expenses related to options granted to directors and general and administrative personnel, offset in part by a decrease in professional fees.

Financial Expenses and Income

Financial expenses for the six months ended June 30, 2015 were $0.26 million, decreasing from $0.34 million for the same period in 2014. This decrease was mainly due to the change in valuation of the warrant liability.

Financial income for the six months ended June 30, 2015 and 2014 was approximately $0.02 million, mainly comprised of foreign currency exchange differences.

Results of Operations for the Three Months Ended June 30, 2015 and 2014

Research and Development Expenses

Gross research and development expenses for the three months ended June 30, 2015 were $4.46 million, increasing from $1.96 million for the same period in 2014 due mainly to increased sub-contractor costs and increased stock-based compensation expenses related to options granted to research and development personnel. Net research and development expenses for the three months ended June 30, 2015 increased to $3.03 million from $0.77 million for the same period in 2014. The increase in net research and development expenses was due to the increase in gross research and development expenses offset in part by an increase of $0.25 million in the participation by the OCS.

General and Administrative Expenses

General and administrative expenses for the three months ended June 30, 2015 were $3.89 million, increasing from $2.86 million for the same period in 2014 primarily due to increased stock-based compensation expenses related to options granted to directors and general and administrative personnel, offset in part by a decrease in professional fees.

Financial Expenses and Income

Financial expenses for the three months ended June 30, 2015 were de minimis, decreasing from $0.22 million for the same period in 2014. This decrease was mainly due to the change in valuation of the warrant liability.

Financial income for the three months ended June 30, 2015 was $0.84 million, increasing from $0.02 million for the same period in 2014. This increase was mainly due to the change in valuation of the warrant liability.

Liquidity and Capital Resources

Sources of Liquidity

We have financed our operations primarily through a combination of equity issues, debt issues and grants from the Israeli Office of the Chief Scientist (OCS) and other third parties.

We received $12.27 million from inception through June 30, 2015 from the OCS in development grants, of which $1.51 was received during the six months ended June 30, 2015.

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

Cash Flows

We had cash and cash equivalents of $22.01 million at June 30, 2015 and $33.29 million at December 31, 2014. The decrease in our cash balance during the six months ended June 30, 2015 was primarily the result of operating activities during the period.

Net cash used in operating activities of $11.64 million for the six months ended June 30, 2015 and $6.68 million for the six months ended June 30, 2014 reflect an increase of $4.96 million in cash expenses for our operations.

Our cash used in investing activities relates to our purchases of property and equipment.

Net cash provided by financing activities was $0.46 million for the six months ended June 30, 2015 and $0.95 million for the six months ended June 30, 2014. Our cash flows from financing activities during each of these periods were the result of the exercise of options and warrants.

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

Liability in Respect of Warrants

In the past, we issued warrants whose exercise price is subject to downward adjustment. In accordance with Accounting Standards Codification No. 815-40-15-7I, we classified these warrants as a liability at their fair value. The warrants liability will be re-measured at each reporting period until exercised or expired. The increase in the fair value of the warrants during the six months ended June 30, 2015 of $0.25 million, and the increase in the fair value of the warrants during the six months ended June 30, 2014 of $0.31 million are reported in the Statements of Operations as financial expense.

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

For the purpose of valuing options and warrants granted to our employees, non-employees and directors during the six months ended June 30, 2015 and 2014, we used the Binomial options pricing model. To determine the risk-free interest rate, we utilized the U.S. Treasury yield curve in effect at the time of grant with a term consistent with the expected term of our awards. We estimated the expected life of the options granted based on anticipated exercises in the future periods assuming the success of our business model as currently forecast. The expected dividend yield reflects our current and expected future policy for dividends on our common stock. The expected stock price volatility for our stock options was calculated by examining historical volatilities for publicly traded industry peers as we do not have sufficient trading history for our common stock. We will continue to analyze the expected stock price volatility and expected term assumptions as more historical data for our common stock becomes available. We currently estimate that we will experience 5% to 8% forfeitures for those options currently outstanding.

Off-Balance Sheet Arrangements

There have been no material changes to the discussion of off-balance sheet arrangements included in our Annual Report on Form 10-K for the year ended December 31, 2014.

ITEM 3 — Quantitative and Qualitative Disclosures about Market Risk

There has been no significant change in our exposure to market risk during the six months ended June 30, 2015. For a discussion of our exposure to market risk, refer to Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” contained in our Annual Report on Form 10-K for the year ended December 31, 2014.

ITEM 4 — Controls and Procedures

Evaluation of disclosure controls and procedures

As required by Exchange Act Rule 13a-15(b), in connection with the filing of this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2015, the end of the period covered by this report.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2 — Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

In the three months ended June 30, 2015, the following securities were sold by us without registration under the Securities Act. The securities described below were exempt from registration under the Securities Act in reliance upon Section 4(a)(2) of the Securities Act. There were no underwriters employed in connection with any of these transactions.

Common Stock Issued Upon Exercise of Outstanding Warrants and Options

In April 2015, an investor exercised warrants to purchase 1,607 shares of common stock at an exercise price of $4.10 per share using the cashless exercise method. Using this cashless exercise method, the investor was issued 878 shares.

In April 2015, an investor exercised warrants to purchase 51,331 shares of common stock at an exercise price of $6.78 per share, or an aggregate exercise price of approximately $348 thousand.

In May 2015, an investor exercised warrants to purchase 21,885 shares of common stock at an exercise price of $4.99 per share using the cashless exercise method. Using this cashless exercise method, the investor was issued 8,568 shares.

In June 2015, an investor exercised warrants to purchase 8,036 shares of common stock at an exercise price of $4.10 per share, or an aggregate exercise price of approximately $33 thousand.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 3 — Defaults Upon Senior Securities

None.

ITEM 4 — Mine Safety Disclosures

Not applicable.

ITEM 5 — Other Information

None.

ITEM 6 — Exhibits

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation (previously filed as Exhibit 3.1 to the Company’s Registration Statement on Form S-1 filed November 5, 2010 (File No. 333-170425) and incorporated herein by reference).

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation (previously filed as Exhibit 3.2 to the Company’s Registration Statement on Form S-1 filed November 5, 2010 (File No. 333-170425) and incorporated herein by reference).

3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation dated as of February 14, 2011 (previously filed as Exhibit 4.3 to the Company’s Post-Effective Amendment No. 1 to Form S-1 on Form S-3 filed July 16, 2012 (File No. 333-170425) and incorporated herein by reference).

3.4	Second Amended and Restated By-Laws (previously filed as Exhibit 3.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 (File No. 001-35112) and incorporated herein by reference).

10.1	Non-Executive Director Appointment Letter, dated as of May 21, 2015, between the Company and Barbara G. Duncan (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 10, 2015 (File No. 001-35112) and incorporated herein by reference).

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101	Interactive Data File (filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEDGENICS, INC.

Date: August 10, 2015	By:	/s/ Michael F. Cola
Michael F. Cola
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 10, 2015	By:	/s/ John H. Leaman
John H. Leaman
Chief Financial Officer
(Principal Financial Officer)

