Form 10-Q
period 2015-09-30
MEDGENICS, INC.
filed 2015-10-22
CIK 1138776

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

As of October 15, 2015, the registrant had 32,860,717 shares of common stock, $0.0001 par value, outstanding.

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

PART I — FINANCIAL INFORMATION

ITEM 1 — Financial Statements

MEDGENICS, INC. AND ITS SUBSIDIARY

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

As of September 30, 2015

IN U.S. DOLLARS IN THOUSANDS

(Unaudited)

MEDGENICS, INC. AND ITS SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
U.S. dollars in thousands (except share and per share data)

	September 30,	December 31,
	2015	2014
	Unaudited
ASSETS

CURRENT ASSETS:

Cash and cash equivalents	$17,725	$33,288
Accounts receivable and prepaid expenses	1,095	315

Total current assets	18,820	33,603

LONG-TERM ASSETS:

Restricted lease deposits	83	83
Severance pay fund	-	99
Property and equipment, net	409	495
Deferred issuance costs	278	-

Total long-term assets	770	677

Total assets	$19,590	$34,280

The accompanying notes are an integral part of the interim consolidated financial statements

MEDGENICS, INC. AND ITS SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
U.S. dollars in thousands (except share and per share data)

	September 30,	December 31,
	2015	2014
	Unaudited

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

Trade payables	$1,431	$1,076
Other accounts payable and accrued expenses	8,812	2,562

Total current liabilities	10,243	3,638

LONG-TERM LIABILITIES:

Accrued severance pay	166	368
Liability in respect of warrants	-	612

Total long-term liabilities	166	980

Total liabilities	10,409	4,618

STOCKHOLDERS' EQUITY:

Common stock - $0.0001 par value; 100,000,000 shares authorized; 25,331,197 shares issued and 25,322,697 shares outstanding at September 30, 2015; 24,851,075 shares issued and 24,818,075 shares outstanding at December 31, 2014	3	3
Additional paid-in capital	140,845	129,797
Accumulated deficit	(131,667)	(100,138)

Total stockholders' equity	9,181	29,662

Total liabilities and stockholders' equity	$19,590	$34,280

The accompanying notes are an integral part of the interim consolidated financial statements.

MEDGENICS, INC. AND ITS SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS
U.S. dollars in thousands (except share and per share data)

	Nine months ended September 30,		Three months ended September 30,
	2015	2014	2015	2014
	Unaudited

Research and development expenses	$12,927	$6,378	$4,568	$2,281

Less:
Participation by the Office of the Chief Scientist	(1,797)	(1,898)	(367)	(716)

Research and development expenses, net	11,130	4,480	4,201	1,565
Non-recurring research and development expenses resulting from acquisition	8,170	-	8,170	-

General and administrative expenses	10,832	8,262	2,996	2,305

Operating loss	(30,132)	(12,742)	(15,367)	(3,870)

Financial expenses	(1,431)	(92)	(1,192)	(64)
Financial income	45	605	44	896

Loss before taxes on income	(31,518)	(12,229)	(16,515)	(3,038)

Taxes on income	11	8	6	2

Loss	$(31,529)	$(12,237)	$(16,521)	$(3,040)

Basic loss per share	$(1.27)	$(0.65)	$(0.66)	$(0.16)

Diluted loss per share	$(1.30)	$(0.68)	$(0.66)	$(0.21)
Weight average number of common stock used in computing basic loss per share	24,911,481	18,716,109	24,982,577	18,817,557

Weight average number of common stock used in computing diluted loss per share	24,974,128	18,863,403	24,982,577	18,938,723

The accompanying notes are an integral part of the interim consolidated financial statements.

MEDGENICS, INC. AND ITS SUBSIDIARY

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
U.S. dollars in thousands (except share and per share data)

	Common Stock		Additional paid-in	Accumulated	Total stockholders'
	Shares	Amount	capital	deficit	equity

Balance as of December 31, 2013	18,497,307	$2	$100,126	$(81,705)	$18,423

Stock-based compensation related to the issuance and vesting of restricted common stock to directors and an employee	23,000	(*)	371	-	371
Stock-based compensation related to options and warrants granted to consultants, directors and employees	-	-	4,512	-	4,512

Exercise of warrants and options	364,096	(*)	1,243	-	1,243
Loss	-	-	-	(12,237)	(12,237)

Balance as of September 30, 2014 (unaudited)	18,884,403	$2	$106,252	$(93,942)	$12,312

Balance as of December 31, 2014	24,818,075	$3	$129,797	$(100,138)	$29,662

Stock-based compensation related to vesting of restricted common stock to directors	24,500	(*)	-	-	-
Stock-based compensation related to options and warrants granted to consultants, directors and employees	-	-	7,638	-	7,638
Exercise of warrants and options	480,122	(*)	3,410	-	3,410
Loss	-	-	-	(31,529)	(31,529)

Balance as of September 30, 2015 (unaudited)	25,322,697	$3	$140,845	$(131,667)	$9,181

(* ) Represents an amount lower than $ 1.

The accompanying notes are an integral part of the interim consolidated financial statements.

MEDGENICS, INC. AND ITS SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
U.S. dollars in thousands

	Nine months ended September 30,
	2015	2014
	Unaudited

CASH FLOWS FROM OPERATING ACTIVITIES:

Loss	$(31,529)	$(12,237)

Adjustments to reconcile loss to net cash used in operating activities:
Depreciation	181	162
Loss from disposal of property and equipment	18	-
Stock-based compensation related to options, warrants and restricted shares granted to employees, directors and consultants	7,638	4,883
Change in fair value of warrants classified as a liability	1,370	(574)
Accrued severance pay, net	(103)	(439)
Exchange differences on a restricted lease deposit and on long term loan	-	(1)
Changes in operating assets and liabilities:
Accounts receivable and prepaid expenses	(780)	(308)
Trade payables	355	(510)
Other accounts payable and accrued expenses	5,972	420
Restricted lease deposits	-	14

Net cash used in operating activities	(16,878)	(8,590)

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of property and equipment	(113)	(289)

Net cash used in investing activities	$(113)	$(289)

The accompanying notes are an integral part of the interim consolidated financial statements.

MEDGENICS, INC. AND ITS SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
U.S. dollars in thousands

	Nine months ended September 30,
	2015	2014
	Unaudited
CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from exercise of options and warrants	$1,428	$1,229
Deferred costs	-	(34)

Net cash provided by financing activities	1,428	1,195

Decrease in cash and cash equivalents	(15,563)	(7,684)

Balance of cash and cash equivalents at the beginning of the period	33,288	22,390

Balance of cash and cash equivalents at the end of the period	$17,725	$14,706

Supplemental disclosure of cash flow information:

Cash paid during the period for taxes	$11	$8

Classification of liability in respect of warrants to additional paid in capital	$1,982	$-

Supplemental disclosure of non-cash flow information:
Deferred issuance costs	$278	$-

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

b.

As reflected in the accompanying financial statements, the Company incurred a loss for the nine month period ended September 30, 2015 of $31,529 and had a negative cash flow from operating activities of $16,878 during the nine month period ended September 30, 2015. The accumulated deficit as of September 30, 2015 is $131,667. The Company and the Subsidiary have not yet generated revenues from product sale. Management's plans also include seeking additional investments and commercial agreements to continue the operations of the Company and the Subsidiary.

c.	In September 2015, the Company acquired neuroFix, LLC, a Delaware limited liability company (“neuroFix”). As a result of neuroFix lacking outputs necessary to be considered a business as that term is defined in ASC 805 - Business Combination, the acquisition was determined not to be a business since no significant processes were acquired. Therefore, the transaction was treated as an asset acquisition. We determined that the acquired assets can only be economically used for the specific and intended purpose and have no alternative future use after taking into consideration that further research and development, regulatory marketing approval efforts will be required in order to reach technological feasibility. Accordingly, the entire initial purchase consideration of $8,170 thousand was immediately expensed to non-recurring R&D expenses.

NOTE 2:-	SIGNIFICANT ACCOUNTING POLICIES

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

MEDGENICS, INC. AND ITS SUBSIDIARY

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except share and per share data)

NOTE 3:-	STOCKHOLDERS' EQUITY

a.	Issuance of stock options, warrants and restricted shares to employees and directors:

1.	A summary of the Company's activity for restricted shares granted to employees and directors is as follows:

Restricted shares	Nine months ended September 30, 2015

Number of restricted shares as of December 31, 2014	24,500
Vested	(24,500)
Number of restricted shares as of September 30, 2015	-

2.	A summary of the Company's activity for options and warrants granted to employees and directors is as follows:

	Nine months ended September 30, 2015
	Number of options and warrants	Weighted Average exercise price	Weighted average remaining contractual terms (years)	Aggregate intrinsic value

Outstanding at December 31, 2014	8,211,124	$5.48	6.79	$5,490

Granted	1,737,837	6.90

Forfeited	(32,550)	7.42
Exercised	(80,250)	3.38

Outstanding at September 30, 2015	9,836,161	$5.75	6.65	$23,489

Vested and expected to vest at September 30, 2015	9,624,946	$5.74	6.61	$23,123

Exercisable at September 30, 2015	5,790,079	$5.53	5.33	$16,048

Calculation of aggregate intrinsic value is based on the closing share price of the Company's common stock as reported on the NYSE MKT on September 30, 2015 ($7.82 per share).

MEDGENICS, INC. AND ITS SUBSIDIARY

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except share and per share data)

NOTE 3:-	STOCKHOLDERS' EQUITY (Cont.)

As of September 30, 2015, there was $9,526 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted to employees and directors. That cost is expected to be recognized over a weighted-average period of 1.6 years.

b.	Issuance of shares, stock options and warrants to consultants:

A summary of the Company's activity for warrants and options granted to consultants is as follows:

	Nine months ended September 30, 2015
	Number of options and warrants	Weighted average exercise price	Weighted average remaining contractual terms (years)	Aggregate intrinsic value

Outstanding at December 31, 2014	473,826	$6.53	3.29	$207

Exercised	(12,928)	3.41

Outstanding at September 30, 2015	460,898	$6.62	2.62	$839

Exercisable at September 30, 2015	424,231	$6.71	2.34	$758

Calculation of aggregate intrinsic value is based on the closing share price of the Company's common stock as reported on the NYSE MKT on September 30, 2015 ($7.82 per share).

As of September 30, 2015, there was $67 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted to consultants. That cost is expected to be recognized over a weighted-average period of 1.5 years.

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

Compensation expenses related to restricted shares, warrants and options granted to employees, directors and consultants was recorded in the Consolidated Statement of Operations in the following line items:

	Nine months ended September 30,		Three months ended September 30,
	2015	2014	2015	2014
	Unaudited		Unaudited

Research and development expenses	$1,506	$829	$525	$336
General and administrative expenses	6,132	4,054	1,273	1,025

	$7,638	$4,883	$1,798	$1,361

MEDGENICS, INC. AND ITS SUBSIDIARY

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except share and per share data)

NOTE 3:-	STOCKHOLDERS' EQUITY (Cont.)

d.	Summary of shares to be issued upon exercise of options and warrants:

  A summary of shares to be issued upon exercise of all the options and warrants, segregated into ranges, as of September 30, 2015 is presented in the following table:

		As of September 30, 2015
		Shares to be	Shares to be
		Issued upon	Issued upon	Weighted Average
		Exercise of	Exercise of	Remaining
	Exercise	Options and	Options and	Contractual Terms
	Price per	Warrants	Warrants	of Options and
Options / Warrants	Share ($)	Outstanding	Exercisable	Warrants (in years)
Options:
Granted to Employees and Directors
	2.66-3.14	196,000	183,000	6.2
	3.86-4.99	3,612,429	2,493,763	7.5
	5.13-7.25	3,752,927	1,141,596	8.3
	8.09-10.80	1,419,615	1,116,530	3.8
		8,980,971	4,934,889

Granted to Consultants	5.02-6.65	79,348	42,681	6.1

Total Shares to be Issued upon Exercise of Options		9,060,319	4,977,570

Warrants:

Granted to Employees	2.49	855,190	855,190	0.5

Granted to Consultants	3.76-4.99	180,077	180,077	2.1
	9.17-11.16	201,473	201,473	1.7
		381,550	381,550

Granted to Investors	4.99-6.00	2,792,699	2,792,699	0.5
	6.78-8.34	4,582,921	4,582,921	2.2
		7,375,620	7,375,620

Total Shares to be Issued upon Exercise of Warrants		8,612,360	8,612,360

Total Shares to be Issued upon Exercise of Options and Warrants		17,672,679	13,589,930

MEDGENICS, INC. AND ITS SUBSIDIARY

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except share and per share data)

NOTE 4:-	FAIR VALUE MEASUREMENTS

The Company classified certain warrants with down-round protection issued to the purchasers of convertible debentures in 2010 as a liability at their fair value according to ASC 815-40-15-7I. The liability in respect of these warrants were remeasured at each reporting period until exercised or expired. Changes in the fair value of these warrants were reported in the Consolidated Statements of Operations as financial income or expense. As this class of warrants have now all been exercised or expired, there will be no need for additional revaluation work going forward.

Fair value of liability in respect of warrants
Balance as of December 31, 2013	$1,211

Classification of liability in respect of warrants into equity due to the exercise of warrants	(14)

Change in the liability in respect of warrants	(574)

Balance as of September 30, 2014 (unaudited)	$623

Balance as of December 31, 2014	$612

Classification of liability in respect of warrants into equity due to the exercise of warrants	(1,982)

Change in the liability in respect of warrants	1,370

Balance as of September 30, 2015 (unaudited)	$-

MEDGENICS, INC. AND ITS SUBSIDIARY

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except share and per share data)

NOTE 5:-	COMMITMENTS AND CONTINGENCIES

On September 9, 2015, the Company entered into an Equity Interest Purchase Agreement (the “Purchase Agreement”) with neuroFix Therapeutics, Inc., a Delaware corporation (“Legacy Corp.), neuroFix, LLC, a Delaware limited liability company (“neuroFix”), The Children’s Hospital of Philadelphia, a Pennsylvania nonprofit corporation (“CHOP”), Philip Harper, an individual, and Hakon Hakonarson, an individual, pursuant to which the Company acquired all of the equity interests of neuroFix. Immediately prior to the execution of the Purchase Agreement, Legacy Corp. had contributed its business to neuroFix.

Under the terms of the Purchase Agreement, Legacy Corp., neuroFix, CHOP, Harper and Hakonarson agreed to consummate the neuroFix Acquisition in consideration for certain upfront, milestone and earnout payments related to certain product sales by the Company. The payments made or to be made by the Company are as follows:

•	an upfront payment of $2,000 in cash paid upon the consummation of the neuroFix Acquisition;

•	a payment of $6,000 payable as $2,800 in cash and $3,200 in the Company’s common stock, upon the earlier to occur of (i) the achievement of a corporate milestone and (ii) March 31, 2016. In October 2015, the cash payment was made and 459,770 shares of common shares were issued;
•	additional payments of up to $450,000 upon the achievement of certain developmental, regulatory and sales milestones; and

•	earnout payments equal to a percentage of certain product sales by the Company using tiered rates ranging from the mid-to-high single digits.

In addition to the foregoing, in the event a certain product is approved by the FDA for additional indications beyond the initial indication, additional payments of $25,000 for each such additional indication shall be paid by the Company to Legacy Corp. and CHOP.

In September 2015, the Company also entered into a reimbursement agreement with Legacy Corp. whereby the Company agreed to reimburse Legacy Corp. for various costs totaling $170.

Immediately prior to and in connection with the Acquisition, neuroFix entered into a License Agreement (the “License Agreement”) with CHOP, pursuant to which CHOP would license to neuroFix certain technology owned and controlled by CHOP related to ADHD and certain other neurological and neuropsychological indications. Pursuant to the License Agreement, CHOP licenses to neuroFix (coupled with a right to sublicense) certain patent rights and compound know-how on an exclusive, worldwide, royalty-bearing right and license basis, and certain CHOP know-how (other than compound know-how) on a non-exclusive, worldwide, royalty-bearing right and license basis. CHOP also grants to neuroFix an exclusive option during the term of the License Agreement to negotiate an exclusive license to certain CHOP intellectual property.

Pursuant to the License Agreement, CHOP retains rights to the licensed patent rights and know-how to conduct teaching, educational, research and patient care activities itself and to conduct collaborations with certain not-for-profit, governmental, educational or non-commercial third parties and for purposes outside of the field of the license. Under the License Agreement, neuroFix grants to CHOP a non-exclusive, worldwide, fully paid-up, royalty-free license under all intellectual property rights controlled by neuroFix to make and use certain products for education and non-commercial research purposes.

In addition to neuroFix having issued equity to CHOP in partial consideration for the rights granted under the License Agreement (which equity was issued immediately prior to the Acquisition described above), CHOP is eligible for certain milestone and royalty payments under the License Agreement as further described below:

MEDGENICS, INC. AND ITS SUBSIDIARY

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except share and per share data)

NOTE 5:-	COMMITMENTS AND CONTINGENCIES (Cont.)

•	up to $1.5 million in regulatory and sales milestone payments in connection with each FDA-approved indication obtained by neuroFix utilizing intellectual property licensed under the License Agreement;
•	royalty payments equal to a percentage of certain product sales by neuroFix using a fluctuating rate in the low single digits (adjusted downward to the extent third party royalty payments exceed a certain percentage in a given calendar quarter);
•	annual maintenance fees of equal to or less than $100,000 depending on the year; and
•	a certain percentage (ranging from mid-single digits to the mid-teens depending on if other rights of neuroFix are also licensed to the sublicensee at the same time) of all sublicensee income (except any amounts attributable to sublicensed sales by a certain party in Japan).

The License Agreement will terminate, with respect to each product and each territory covered by the License Agreement, upon the later of (i) the expiration of the certain CHOP patent rights and (ii) January 1, 2025, at which time the license rights granted to neuroFix become perpetual, irrevocable, fully paid-up and royalty-free. The License Agreement could also be subject to termination by CHOP if neuroFix is not achieving certain specified development plans and diligence events and is not undertaking commercially reasonable efforts to achieve such events.

NOTE 6:-	LOSS PER SHARE

Details in the computation of diluted loss per share:

	Nine months ended September 30,
	2015			2014
	Weighted average number of shares	Loss		Weighted average number of shares	Loss
	Unaudited

For the computation of basic loss	24,911,481	$31,529		18,716,109	$12,237

Effect of potential dilutive common shares issuable upon exercise of warrants classified as liability	62,647	824	(**)	147,294	574	(**)

For the computation of diluted loss	24,974,128	$32,353		18,863,403	$12,811

MEDGENICS, INC. AND ITS SUBSIDIARY

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except share and per share data)

NOTE 6:-	LOSS PER SHARE (Cont.)

	Three months ended September 30,
	2015				2014
	Weighted average number of shares		Loss		Weighted average number of Shares	Loss
	Unaudited
For the computation of basic loss	24,982,577		$16,521		18,817,557	$3,040

Effect of potential dilutive common shares issuable upon exercise of warrants classified as liability	-	(*)	-	(*)	121,166	880	(**)

For the computation of diluted loss	24,982,577		$16,521		18,938,723	$3,920

(*)	Anti-dilutive.
(**)	Financial income resulted from changes in fair value of warrants classified as liability.

The total weighted average number of shares related to the outstanding options, warrants and restricted shares excluded from the calculations of diluted loss per share due to their anti-dilutive effect was 17,897,262 and 16,341,224 as of September 30, 2015 and 2014, respectively.

NOTE 7:-	SUBSEQUENT EVENT

In October 2015, the Company completed an underwritten public offering of 7,078,250 shares of common stock, including 923,250 shares sold pursuant to the full exercise of an option granted to the underwriters to purchase additional shares of common stock. The shares were offered to the public at a price of $6.50 per share.  Gross proceeds were $45,648 or approximately $42,869 in net proceeds after deducting underwriting discounts and commissions of $2,400 and other offering costs of approximately $378.

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

Overview

We are a clinical stage rare and orphan disease company developing an innovative and proprietary ex vivo gene therapy platform, offering what we believe to be a novel therapeutic approach for use in the $50 billion orphan and rare disease therapeutics markets. Our TARGTTM (Transduced Autologous Restorative Gene Therapy) platform is designed to provide sustained protein and peptide therapies to treat a range of chronic diseases and conditions. We are currently studying our lead product candidate MDGN-201, which we refer to as TARGTEPOTM, in one Phase 1/2 clinical trial and two Phase 2 clinical trials in patients with End Stage Renal Disease (ESRD). Through our acquisition of neuroFix, LLC, or neuroFix, we acquired the rights to develop a second product candidate, NFC-1, as well as the rights to certain data derived from a clinical trial and other studies of NFC-1. NFC-1 is a first-in-class, non-stimulant metabotropic glutamate receptor (mGluR) neuromodulator that is Phase 2/3 ready for the treatment of mGluR network mutation positive Attention Deficit Hyperactivity Disorder (ADHD), as well as neuropsychiatric symptoms resulting from a related rare genetic disorder, 22q11.2 Deletion Syndrome (22q11.2 DS). We intend to develop NFC-1 for the treatment of mGluR network mutation positive ADHD “mGluR+ ADHD” and certain other neurological and neuropsychological indications. A Phase 1b clinical trial of NFC-1 in adolescents with ADHD and disruptions in the mGluR gene network was recently completed showing the safety of NFC-1 as well as signaling potential efficacy in the adolescents treated.

We are currently studying TARGTEPO in identified sub-populations of unmet need including patients who are treated chronically with hemodialysis or peritoneal dialysis, all of whom are also renal transplant eligible patients. We are planning to further examine the impact of TARGTEPO on blood pressure and other markers of cardiovascular risk in these ESRD patients. Future studies will also examine patients whose conditions may qualify for orphan drug designation, including patients with myelodysplastic syndrome (MDS), and patients with Beta thalassemia intermedia. We have initiated in vivo proof of concept pre-clinical studies with several other orphan or rare disease candidates, and have initiated discussions with regulatory agencies for some of those programs in 2015.

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

We have now completed enrollment in the low-dose cohort of the Phase 1/2 clinical trial of TARGTEPO. All six patients who received TARGTEPO microorgans have shown positive initial response to therapy at approximately 100x lower Cmax than rHuEPO (e.g., EPREX). Five of six patients maintained hemoglobin levels within their targeted range due to red blood cell production stimulated by eEPO for at least five months following implantation without receiving any injections of rHuEPO or blood transfusions, and one patient continues to remain stable without receiving any injections of rHuEPO or blood transfusions for 16 months since implantation. The low-dose was well-tolerated in all six patients and there have been no treatment-related serious adverse events (SAEs). Enrollment in the mid-dose cohort of the Phase 1/2 trial began in the first quarter of 2015 and four patients have been enrolled. Implanted TARGTs produced eEPO in all four patients. One patient in this cohort was not able to maintain his hemoglobin levels within the targeted range and required injections of rHuEPO and exited the study. The other three mid-dose patients are stable and have not received any injections of rHuEPO or blood transfusions. One of these three patients had Hb above 13 (which is high according to the guidelines for erythropoietin treatment in ESRD patients) and was treated with repeated phlebotomy. Each phlebotomy resulted in a transient decrease in Hb but not in eEPO. In accordance with the protocol, the investigator excised one of the implanted TARGTs. Following excision, the patient experienced a decrease both in EPO and Hb, and Hb stabilized to the acceptable range within the guidelines.

We also enrolled two patients in our first trial studying TARGTEPO in patients with ESRD who are undergoing peritoneal dialysis. The first patient required injection of rHuEPO close to 5 months post implantation and exited the study. This patient had been implanted with one TARGT and although it was still secreting it was not sufficient to maintain the patient Hb within the desired range. The second patient is still stable and not requiring any injections of rHuEPO or blood transfusions. In the second quarter of 2015, we received clearance to proceed from the U.S. Food and Drug Administration, or FDA, for our investigational new drug application, and we have started a Phase 2 clinical trial in the United States studying TARGTEPO in ESRD patients who are undergoing peritoneal dialysis. The first patient in this study was enrolled at the end of the second quarter of 2015, and represents the first patient that we are studying in a clinical trial in the United States. This patient required one rHuEPO injection 2 months post implantation and remains in the study in accordance with the protocol. In June 2015, our wholly-owned subsidiary, Medgenics Medical (Israel) Ltd., which we refer to as MMI, was awarded a government grant of up to NIS 13.3 million (approximately $3.4 million) from the Israeli Office of the Chief Scientist (OCS) at the Ministry of Economy of Israel. The grant will be used to cover research and development expenses for the 13-month period from December 2014 through December 2015 to support further research and clinical development of our TARGT system with respect to the treatment of rare and orphan diseases. Under the terms of the OCS grant, MMI will be required to repay the grant in full, plus interest, through royalties on income generated by MMI. The payment of royalties is contingent on such revenues and, in the absence of such revenues, no royalty payments to the OCS will be required.

In September 2015, we completed the acquisition of neuroFix, LLC, the developer of NFC-1, a Phase 2/3 ready first-in-class, non-stimulant metabotropic glutamate receptor (mGluR) neuromodulator for the treatment of mGluR+ ADHD, as well as neuropsychiatric symptoms resulting from a related rare genetic disorder, 22q11.2 Deletion Syndrome (22q11.2 DS). Hakon Hakonarson, M.D., Ph.D., Professor and Director of the Center for Applied Genomics (CAG) at The Children's Hospital of Philadelphia (CHOP) founded neuroFix to pursue development of NFC-1 following a breakthrough genetic discovery. We acquired all outstanding shares of neuroFix for upfront consideration of $2 million, a series of performance-based milestone payments and sales royalties, as further described below under “Acquisition of neuroFix.”1

We have generated significant losses to date, and we expect to continue to generate losses as we progress towards the commercialization of our product candidates.  We incurred net losses of approximately $31.53 million for the nine month period ended September 30, 2015. As of September 30, 2015, we had stockholders’ equity of approximately $9.18 million.  We are unable to predict the extent of any future losses or when we will become profitable, if at all.

Acquisition of neuroFix

On September 9, 2015, we entered into an Equity Interest Purchase Agreement (the “Purchase Agreement”) with neuroFix therapeutics, Inc., a Delaware corporation (“Legacy Corp”), neuroFix, LLC, a Delaware limited liability company (“neuroFix”), The Children’s Hospital Of Philadelphia, a Pennsylvania nonprofit corporation (“CHOP”), Philip Harper, an individual (“Harper”), and Hakon Hakonarson, an individual (“Hakonarson”), pursuant to which we acquired the equity of neuroFix (the “Acquisition”). Immediately prior to the execution of the Purchase Agreement, Legacy Corp had contributed its business to neuroFix.

Under the terms of the Purchase Agreement, Legacy Corp, neuroFix, CHOP, Harper and Hakonarson agreed to consummate the Acquisition in consideration for certain upfront, milestone and earnout payments related to certain product sales by us. The payments by us are as follows:

•	an upfront payment of $2 million in cash paid upon the consummation of the Acquisition, which was paid on September 9, 2015;
•	a payment of $6.0 million, payable as $1.2 million in cash to CHOP, $1.6 million in cash to Legacy Corp. and $3.2 million of our common stock to Legacy Corp., upon the earlier to occur of (i) the completion of a firm underwritten or registered direct offering of our common stock with proceeds to us, net of underwriters’ fees and expenses, of at least $35 million, which we refer to as the Early Corporate Milestone Payment, and (ii) March 31, 2016, which we refer to as the Corporate Milestone Payment. As s result of meeting the Early Corporate Milestone, as described further below in Subsequent Events, cash payments totaling $2.8 million were made and 459,770 shares, priced at $6.96 per share, were issued, in October 2015;
•	additional payments of up to $450 million upon the achievement of certain developmental, regulatory and sales milestones related to an oral formulation of NFC-1 (the “Product”) and any new chemical entity developed by us covering the same indication as the Product (an “NCE”); and
•	earnout payments equal to a percentage of certain product sales by us using tiered rates ranging from the mid- to high single digits depending on the Product or NCE.

In addition to the foregoing, in the event the Product is approved by the FDA for additional indications beyond the initial indication, additional payments of $25 million for each such additional indication shall be paid by us.

The price per share for all of our common stock issued in connection with the Acquisition will equal the lower of (a) the closing price of our common stock as reported by the NYSE MKT on the business day immediately prior to the issuance of the common stock, and (b) an amount equal to the volume weighted average price for our common stock as reported by the NYSE MKT for the ten (10) trading days immediately prior to the issuance of such common stock. In addition, pursuant to the Purchase Agreement, we will not issue more than 19.99% of the amount of common stock outstanding on the day we entered into the Purchase Agreement without first obtaining the approval of our stockholders and, in no case, will we issue more than 49.99% of the amount of common stock outstanding on the day we entered into the Purchase Agreement.

Immediately prior to and in connection with the Acquisition, neuroFix entered into a License Agreement (the “License Agreement”) with CHOP, pursuant to which CHOP would license to neuroFix certain technology owned and controlled by CHOP related to ADHD and certain other neurological and neuropsychological indications. Pursuant to the License Agreement, CHOP licenses to neuroFix (coupled with a right to sublicense) certain patent rights and compound know-how on an exclusive, worldwide, royalty-bearing right and license basis, and certain CHOP know-how (other than compound know-how) on a non-exclusive, worldwide, royalty-bearing right and license basis. CHOP also grants to neuroFix an exclusive option during the term of the License Agreement to negotiate an exclusive license to certain CHOP intellectual property.

Pursuant to the License Agreement, CHOP retains rights to the licensed patent rights and know-how to conduct teaching, educational, research and patient care activities itself and to conduct collaborations with certain not-for-profit, governmental, educational or non-commercial third parties and for purposes outside of the field of the license. Under the License Agreement, neuroFix grants to CHOP a non-exclusive, worldwide, fully paid-up, royalty-free license under all intellectual property rights controlled by neuroFix to make and use certain products for education and non-commercial research purposes.

In addition to neuroFix having issued equity to CHOP in partial consideration for the rights granted under the License Agreement (which equity was issued immediately prior to the Acquisition described above), CHOP is eligible for certain milestone and royalty payments under the License Agreement as further described below:

•	up to $1.5 million in regulatory and sales milestone payments in connection with each FDA-approved indication obtained by neuroFix utilizing intellectual property licensed under the License Agreement;
•	royalty payments equal to a percentage of certain product sales by neuroFix using a fluctuating rate in the low single digits (adjusted downward to the extent third party royalty payments exceed a certain percentage in a given calendar quarter);
•	annual maintenance fees of equal to or less than $100,000 depending on the year; and
•	a certain percentage (ranging from mid-single digits to the mid-teens depending on if other rights of neuroFix are also licensed to the sublicensee at the same time) of all sublicensee income (except any amounts attributable to sublicensed sales by a certain party in Japan).

The License Agreement will terminate, with respect to each product and each territory covered by the License Agreement, upon the later of (i) the expiration of the certain CHOP patent rights and (ii) January 1, 2025, at which time the license rights granted to neuroFix become perpetual, irrevocable, fully paid-up and royalty-free. The License Agreement could also be subject to termination by CHOP if neuroFix is not achieving certain specified development plans and diligence events and is not undertaking commercially reasonable efforts to achieve such events.

Subsequent Events

On October 1, 2015, the Company entered into a purchase agreement (the “Purchase Agreement”) with Piper Jaffray & Co., as representative of the several underwriters set forth on Schedule I thereto (the “Underwriters”) relating to an underwritten public offering of 6,155,000 shares (the “Firm Shares”) of the Company’s common stock, par value $0.0001 per share. The Company also granted to the Underwriters an option to purchase up to 923,250 additional shares within thirty days after the effective date of the Underwriting Agreement (the “Option Shares,” together with the Firm Shares, the “Shares”). All of the Shares were sold pursuant to the terms of the Purchase Agreement (the “Offering”). The Shares were offered to the public at a price of $6.50 per Share, and the Underwriters agreed to purchase the Shares from the Company pursuant to the Purchase Agreement at a price of $6.11 per Share. A copy of the Purchase Agreement was filed on a Current Report on Form 8-K on October 7, 2015 and is incorporated herein by reference. The description of the material terms of the Purchase Agreement is qualified in its entirety by reference to such exhibit.

The Offering was made pursuant to the Company’s shelf registration statement on Form S-3 (Registration No. 333-184431) initially filed with the Securities and Exchange Commission on October 16, 2012 and declared effective on October 26, 2012. A prospectus supplement relating to the Offering has been filed with the Securities and Exchange Commission. The closing of the Offering took place on October 6, 2015, following the satisfaction of customary closing conditions.

The net proceeds from the Offering, after deducting the Underwriters’ discount and other Offering expenses, was approximately $42.87 million.

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

Results of Operations for the Nine Months Ended September 30, 2015 and 2014

 Research and Development Expenses

Gross research and development expenses for the nine months ended September 30, 2015 were $12.93 million increasing from $6.38 million for the same period in 2014 mainly due to increased sub-contractor and consulting costs and increased stock-based compensation expenses related to options granted to research and development personnel. Net research and development expenses for the nine months ended September 30, 2015 increased to $11.13 million from $4.48 million for the same period in 2014. The increase in net research and development expenses was mainly due to the increase in gross research and development expenses as detailed above. Non-recurring research and development costs of $8.17 million for the nine months ended September 30, 2015 pertain to the neuroFix acquisition described above, including $0.17 million in reimbursed R&D expenses.

General and Administrative Expenses

General and administrative expenses for the nine months ended September 30, 2015 were $10.83 million, increasing from $8.26 million for the same period in 2014 primarily due to increased stock-based compensation expenses related to options granted to directors and general and administrative personnel and an increase in personnel, offset in part by a decrease in professional fees.

Financial Expenses and Income

Financial expenses for the nine months ended September 30, 2015 were $1.43 million, decreasing from $0.09 million for the same period in 2014. This decrease was mainly due to the change in valuation of the warrant liability.

Financial income for the nine months ended September 30, 2015 were $0.05 million decreasing from $0.61 million for the same period in 2014. This decrease was mainly due to the change in valuation of the warrant liability.

Results of Operations for the Three Months Ended September 30, 2015 and 2014

 Research and Development Expenses

Gross research and development expenses for the three months ended September 30, 2015 were $4.57 million, increasing from $2.28 million for the same period in 2014 due mainly to increased sub-contractor and consulting costs. Net research and development expenses for the three months ended September 30, 2015 increased to $4.20 million from $1.57 million for the same period in 2014. The increase in net research and development expenses was due to the increase in gross research and development expenses as detailed above and a decrease of $0.35 million in the participation by the OCS.

Non-recurring research and development expenses for the three months ended September 30, 2015 of $8.17 million pertain to the neuroFix acquisition, described above, including $0.17 million in reimbursed R&D expenses.

General and Administrative Expenses

General and administrative expenses for the three months ended September 30, 2015 were $3.00 million, increasing from $2.31 million for the same period in 2014 primarily due to increased stock-based compensation expenses related to options granted to directors and general and administrative personnel and an increase in consulting fees and personnel.

Financial Expenses and Income

Financial expenses for the three months ended September 30, 2015 were 1.19 million, increasing from $0.06 million for the same period in 2014. This increase was mainly due to the change in valuation of the warrant liability.

Financial income for the three months ended September 30, 2015 was $0.04 million, decreasing from $0.90 million for the same period in 2014. This decrease was mainly due to the change in valuation of the warrant liability.

Liquidity and Capital Resources

Sources of Liquidity

We have financed our operations primarily through a combination of equity issues, debt issues and grants from the Israeli Office of the Chief Scientist (OCS) and other third parties.

We received $13.07 million from inception through September 30, 2015 from the OCS in development grants, of which $2.31 million was received during the nine months ended September 30, 2015.

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

In October 2015, the Company completed a registered public offering of 6,155,000 shares of common stock, including 923,250 shares sold pursuant to the full exercise of the underwriters’ over-allotment option, at a price to the public of $6.50 per share.  Gross proceeds were $45.65 million or approximately $42.87 million in net proceeds after deducting underwriting discounts and commissions and other offering costs of approximately $2.78 million.

Cash Flows

We had cash and cash equivalents of $17.73 million at September 30, 2015 and $33.29 million at December 31, 2014. The decrease in our cash balance during the nine months ended September 30, 2015 was primarily the result of operating activities during the period.

Net cash used in operating activities of $16.88 million for the nine months ended September 30, 2015 and $8.59 million for the nine months ended September 30, 2014 reflected an increase of $8.29 million in cash expenses for our operations, partially due to our acquisition of neuroFix.

Cash used in investing activities relates to our purchases of property and equipment.

Net cash provided by financing activities was $1.43 million for the nine months ended September 30, 2015 and $1.20 million for the nine months ended September 30, 2014. Our cash flows from financing activities during each of these periods were primarily the result of the exercise of options and warrants.

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

Without taking into account any revenue we may receive as a result of licensing or other commercialization agreements, we believe that cash on hand, including the net proceeds we received from our public offering of common stock in Q4 2015, will be sufficient to enable us to fund our operating expenses and capital expenditure requirements at least through the middle of 2017. We have based this estimate on assumptions that may prove to be wrong and we could use our available resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our current and anticipated clinical trials.

We do not anticipate that we will generate revenue from the sale of products for several years or more given the uncertainty of drug development; we do, however, intend to seek licensing or other commercialization agreements for existing and new TARGT applications. In the absence of additional funding or adequate funding from commercialization agreements, we expect our continuing operating losses to result in decreases in our cash balances. Absent significant corporate collaboration and licensing arrangements, we will need to finance our future cash needs through public or private equity offerings or debt financings. We do not currently have any commitments for future external funding. We may need to raise additional funds more quickly if one or more of our assumptions prove to be incorrect or if we choose to expand our product development efforts more rapidly than we presently anticipate, and we may decide to raise additional funds even before we need them if the conditions for raising capital are favorable. We may seek to encourage holders of our warrants to exercise, sell additional equity or debt securities or obtain a bank credit facility. The sale of additional equity or debt securities, if convertible, could result in dilution to our stockholders. The incurrence of indebtedness would result in increased fixed obligations and could also result in covenants that would restrict our operations.

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

Liability in Respect of Warrants

In the past, we issued warrants whose exercise price is subject to downward adjustment. In accordance with Accounting Standards Codification No. 815-40-15-7I, we classified these warrants as a liability at their fair value. The warrants liability were re-measured at each reporting period until exercised or expired. The increase in the fair value of the warrants during the nine months ended September 30, 2015 of $1.37 million, and the decrease in the fair value of the warrants during the nine months ended September 30, 2014 of $0.57 million are reported in the Statements of Operations as financial expense and income, respectively.

We estimated the fair value of these warrants at the respective balance sheet dates using the Binomial option pricing model. We used a number of assumptions to estimate the fair value, including the remaining contractual terms of the warrants, risk-free interest rates, expected dividend yield and expected volatility of the price of the underlying common stock. These warrants have been exercised as of September 30, 2015 thus eliminating the need for such valuations going forward.

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

For the purpose of valuing options and warrants granted to our employees, non-employees and directors during the nine months ended September 30, 2015 and 2014, we used the Binomial options pricing model. To determine the risk-free interest rate, we utilized the U.S. Treasury yield curve in effect at the time of grant with a term consistent with the expected term of our awards. We estimated the expected life of the options granted based on anticipated exercises in the future periods assuming the success of our business model as currently forecast. The expected dividend yield reflects our current and expected future policy for dividends on our common stock. The expected stock price volatility for our stock options was calculated by examining historical volatilities for publicly traded industry peers as we do not have sufficient trading history for our common stock. We will continue to analyze the expected stock price volatility and expected term assumptions as more historical data for our common stock becomes available. We currently estimate that we will experience 5% to 8% forfeitures for those options currently outstanding.

Off-Balance Sheet Arrangements

There have been no material changes to the discussion of off-balance sheet arrangements included in our Annual Report on Form 10-K for the year ended December 31, 2014.

ITEM 3 — Quantitative and Qualitative Disclosures about Market Risk

There has been no significant change in our exposure to market risk during the nine months ended September 30, 2015. For a discussion of our exposure to market risk, refer to Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” contained in our Annual Report on Form 10-K for the year ended December 31, 2014.

ITEM 4 — Controls and Procedures

Evaluation of disclosure controls and procedures

As required by Exchange Act Rule 13a-15(b), in connection with the filing of this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2015, the end of the period covered by this report.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1 — Legal Proceedings

We are not currently a party, as plaintiff or defendant, to any legal proceedings which, individually or in the aggregate, are expected by us to have a material effect on our business, financial condition or results of operation if determined adversely to us.

ITEM 1A — Risk Factors

The Company included updated business-related risk factors as part of Exhibit 99.1 of the Company’s Current Report on Form 8-K filed on September 30, 2015. These updated business-related risk factors, which are incorporated herein by reference, replace in their entirety the business-related risk factors included under the heading “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the period ended December 31, 2014, filed with the SEC on February 13, 2015.

ITEM 2 — Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

In the three months ended September 30, 2015, the following securities were sold by us without registration under the Securities Act. The securities described below were exempt from registration under the Securities Act in reliance upon Section 4(a)(2) of the Securities Act. There were no underwriters employed in connection with any of these transactions.

Common Stock Issued Upon Exercise of Outstanding Warrants and Options

In September 2015, a consultant exercised warrants to purchase 11,370 shares of common stock at an exercise price of $3.19 per share, or an exercise price of approximately $36 thousand.

In September 2015, four investors exercised warrants to purchase a total of 50,893 shares of common stock at an exercise price of $4.10 per share, or an aggregate exercise price of approximately $209 thousand.

In September 2015, an investor exercised warrants to purchase 18,750 shares of common stock at an exercise price of $4.10 per share using the cashless exercise method. Using this cashless exercise method, the investor was issued 11,032 shares.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 3 — Defaults Upon Senior Securities

None.

ITEM 4 — Mine Safety Disclosures

Not applicable.

ITEM 5 — Other Information

None.

ITEM 6 — Exhibits

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation (previously filed as Exhibit 3.1 to the Company’s Registration Statement on Form S-1 filed November 5, 2010 (File No. 333-170425) and incorporated herein by reference).

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation (previously filed as Exhibit 3.2 to the Company’s Registration Statement on Form S-1 filed November 5, 2010 (File No. 333-170425) and incorporated herein by reference).

3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation dated as of February 14, 2011 (previously filed as Exhibit 4.3 to the Company’s Post-Effective Amendment No. 1 to Form S-1 on Form S-3 filed July 16, 2012 (File No. 333-170425) and incorporated herein by reference).

3.4	Second Amended and Restated By-Laws (previously filed as Exhibit 3.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 (File No. 001-35112) and incorporated herein by reference).

10.1*	Equity Interest Purchase Agreement, dated as of September 9, 2015, among the Company, neuroFix therapeutics, inc., neuroFix, LLC, The Children’s Hospital Of Philadelphia, Philip Harper and Hakon Hakonarson (filed herewith).

10.2*	License Agreement, dated as of September 9, 2015, between neuroFix, LLC and The Children’s Hospital Of Philadelphia (filed herewith).

10.3	Purchase Agreement dated October 1, 2015 by and among Medgenics, Inc. and Piper Jaffray & Co., as representative of the several underwriters set forth on Schedule I thereto (previously filed as Exhibit 1.1 to the Company’s Current Report on Form 8-K filed October 7, 2015 and incorporated herein by reference).

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101	Interactive Data File (filed herewith).

* Portions of this exhibit have been omitted pursuant to a request for confidential treatment on file with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEDGENICS, INC.

Date: October 22, 2015	By:	/s/ Michael F. Cola
Michael F. Cola
President and Chief Executive Officer
(Principal Executive Officer)

Date: October 22, 2015	By:	/s/ John H. Leaman
John H. Leaman
Chief Financial Officer
(Principal Financial Officer)

