Form 10-Q
period 2016-03-31
MEDGENICS, INC.
filed 2016-05-10
CIK 1138776

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

As of May 5, 2016, the registrant had 33,210,832 shares of common stock, $0.0001 par value, outstanding.

MEDGENICS, INC.

Unless the context otherwise requires, all references in this Quarterly Report on Form 10-Q to the “Company”, “Medgenics”, “we,” “us” and “our” refer to Medgenics, Inc., a Delaware corporation organized on January 27, 2000, and its wholly-owned subsidiaries, Medgenics Medical (Israel) Ltd. and neuroFix, LLC. We use TARGTTM, and the Medgenics logo as trademarks in the United States and elsewhere. All other trademarks or trade names referred to in this document are the property of their respective owners.

PART I — FINANCIAL INFORMATION

ITEM 1 — Financial Statements

MEDGENICS, INC. AND ITS SUBSIDIARY

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

As of March 31, 2016

IN U.S. DOLLARS IN THOUSANDS

(Unaudited)

MEDGENICS, INC. AND ITS SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
U.S. dollars in thousands (except share and per share data)

	March 31,	December 31,
	2016	2015
	Unaudited
ASSETS

CURRENT ASSETS:

Cash and cash equivalents	$43,892	$53,064
Prepaid expenses and other current assets	787	747

Total current assets	44,679	53,811

LONG-TERM ASSETS:

Restricted lease deposits	24	23
Property and equipment, net	458	424

Total long-term assets	482	447

Total assets	$45,161	$54,258

The accompanying notes are an integral part of the interim consolidated financial statements

MEDGENICS, INC. AND ITS SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
U.S. dollars in thousands (except share and per share data)

	March 31,	December 31,
	2016	2015
	Unaudited

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

Trade payables	$1,341	$1,322
Other accounts payable and accrued expenses	2,214	2,586

Total current liabilities	3,555	3,908

Total liabilities	3,555	3,908

STOCKHOLDERS' EQUITY:

Common stock - $0.0001 par value; 100,000,000 shares authorized; 33,219,332 shares issued and 33,210,832 shares outstanding at March 31, 2016; 32,869,217 shares issued and 32,860,717 shares outstanding at December 31, 2015	4	4
Additional paid-in capital	190,876	188,476
Accumulated deficit	(149,274)	(138,130)

Total stockholders' equity	41,606	50,350

Total liabilities and stockholders' equity	$45,161	$54,258

The accompanying notes are an integral part of the interim consolidated financial statements.

MEDGENICS, INC. AND ITS SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS
U.S. dollars in thousands (except share and per share data)

	Three months ended March 31,
	2016	2015
	Unaudited
Research and development expenses	$6,951	$3,901

General and administrative expenses	4,191	3,947

Operating loss	(11,142)	(7,848)

Financial expenses	(4)	(1,078)
Financial income	2	5

Loss before taxes on income	(11,144)	(8,921)

Taxes on income	-	1

Loss	$(11,144)	$(8,922)

Basic and diluted loss per share	$(0.34)	$(0.36)

Weighted average number of common stock used in computing basic and diluted loss per share	32,953,542	24,843,516

The accompanying notes are an integral part of the interim consolidated financial statements.

MEDGENICS, INC. AND ITS SUBSIDIARY

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
U.S. dollars in thousands (except share and per share data)

	Common stock			Additional paid-in capital	Accumulated deficit	Total stockholders' equity
	Shares	Amount

Balance as of December 31, 2014	24,818,075	$3		$129,797	$(100,138)	$29,662
Stock-based compensation related to vesting of restricted common stock to directors	24,500	(*	)	-	-	-
Stock-based compensation related to options and warrants granted to consultants, directors and employees	-	-		3,117	-	3,117
Exercise of warrants and options	10,055	(*	)	42	-	42
Loss	-	-		-	(8,922)	(8,922)

Balance as of March 31, 2015 (unaudited)	24,852,630	$3		$132,956	$(109,060)	$23,899

Balance as of December 31, 2015	32,860,717	$4		$188,476	$(138,130)	$50,350
Stock-based compensation related to options and warrants granted to consultants, directors and employees	-	-		2,400	-	2,400
Exercise of warrants	350,115	(*	)	-	-	-
Loss	-	-		-	(11,144)	(11,144)

Balance as of March 31, 2016 (unaudited)	33,210,832	$4		$190,876	$(149,274)	$41,606

(* ) Represents an amount lower than $1.

The accompanying notes are an integral part of the interim consolidated financial statements.

MEDGENICS, INC. AND ITS SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
U.S. dollars in thousands

	Three months ended March 31,
	2016	2015
	Unaudited

CASH FLOWS FROM OPERATING ACTIVITIES:
Loss	$(11,144)	$(8,922)
Adjustments to reconcile loss to net cash used in operating activities:
Depreciation	58	43
Stock-based compensation related to options, warrants and restricted shares granted to employees, directors and consultants	2,400	3,117
Change in fair value of warrants classified as a liability	-	1,074
Accrued severance pay, net	-	(19)
Changes in operating assets and liabilities:
Restricted lease deposit	(1)	-
Accounts receivable and prepaid expenses	(40)	(1,278)
Trade payables	19	(589)
Other accounts payable and accrued expenses	(400)	(1,569)
Net cash used in operating activities	(9,108)	(8,143)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(64)	(18)
Net cash used in investing activities	$(64)	$(18)

The accompanying notes are an integral part of the interim consolidated financial statements.

MEDGENICS, INC. AND ITS SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
U.S. dollars in thousands

	Three months ended March 31,
	2016	2015
	Unaudited
CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from exercise of options and warrants	$-	$32

Net cash provided by financing activities	-	32

Decrease in cash and cash equivalents	(9,172)	(8,129)

Balance of cash and cash equivalents at the beginning of the period	53,064	33,288

Balance of cash and cash equivalents at the end of the period	$43,892	$25,159

Supplemental disclosure of cash flow information:

Cash paid during the period for taxes	$-	$1

Supplemental disclosure of non-cash flow information:

Receivables resulting from the exercise of options	$-	$10

Purchase of property and equipment	$28	$-

The accompanying notes are an integral part of the interim consolidated financial statements.

MEDGENICS, INC. AND ITS SUBSIDIARY

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except share and per share data)

NOTE 1:- GENERAL

a.	Medgenics, Inc. (the "Company") was incorporated in January 2000 in Delaware. The Company has a wholly-owned subsidiary, Medgenics Medical Israel Ltd. (the "Subsidiary"), which was incorporated in Israel in March 2000. The Company and the Subsidiary are engaged in the research and development of products in the field of biotechnology and associated medical equipment industry.

The Company's common stock is traded on the NYSE MKT.

b.	As reflected in the accompanying financial statements, the Company incurred a loss for the three month period ended March 31, 2016 of $11,144 and had a negative cash flow from operating activities of $9,108 during the three month period ended March 31, 2016. The accumulated deficit as of March 31, 2016 is $149,274. The Company and the Subsidiary have not yet generated revenues from product sale.

NOTE 2:- SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited interim financial statements of the Company, have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and the rules of the Securities and Exchange Commission ("SEC") and should be read in conjunction with the audited financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2015 ("2015 Form 10-K") as filed with the SEC. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements that would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year as reported in the 2015 Form 10-K have been omitted.

NOTE 3:- SEVERANCE PAY

In February 2016, one of the Company’s executives was terminated. As a result, the Company recorded severance benefits in the approximate amount of $1,000 of which $483 was paid in February 2016 and the remainder, to be paid in February 2017, is included in “Other accounts payable and accrued expenses”.

In addition, all options granted to such executive under the Company’s stock incentive plan became fully vested and shall remain exercisable through the 24-month anniversary of the termination date. As a result of this termination, the non-cash equity compensation expense included in general and administrative expenses during the period ended March 31, 2016 is $922.

MEDGENICS, INC. AND ITS SUBSIDIARY

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except share and per share data)

NOTE 4:- STOCKHOLDERS' EQUITY

a.	Issuance of stock options, warrants and restricted shares to employees and directors:

A summary of the Company's activity for options and warrants granted to employees and directors is as follows:

	Three months ended March 31, 2016
	Number of options and warrants	Weighted average exercise price	Weighted average remaining contractual terms (years)	Aggregate intrinsic value
Outstanding at December 31, 2015	10,065,536	$5.78	6.48	$10,349

Granted	300,000	$4.16

Exercised	(855,190)	$2.49

Forfeited	(8,375)	$7.39

Outstanding at March 31, 2016	9,501,971	$6.03	6.33	$282

Vested and expected to vest at March 31, 2016	9,273,548	$6.02	6.27	$278

Exercisable at March 31, 2016	6,666,107	$5.98	5.38	$233

Calculation of aggregate intrinsic value is based on the closing share price of the Company's common stock as reported on the NYSE MKT on March 31, 2016 ($4.40 per share).

As of March 31, 2016, there was $6,997 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted to employees and directors. That cost is expected to be recognized over a weighted-average period of 1.4 years.

MEDGENICS, INC. AND ITS SUBSIDIARY

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except share and per share data)

NOTE 4:- STOCKHOLDERS' EQUITY (Cont.)

b.	Issuance of shares, stock options and warrants to consultants:

A summary of the Company's activity for warrants and options granted to consultants is as follows:

	Three months ended March 31, 2016
	Number of options and warrants	Weighted average exercise price	Weighted average remaining contractual terms (years)	Aggregate intrinsic value

Outstanding at December 31, 2015	480,898	$6.65	2.67	$391

Forfeited	(25,000)	$6.29

Outstanding at March 31, 2016	455,898	$6.67	2.14	$43

Exercisable at March 31, 2016	422,565	$6.69	1.75	$43

Calculation of aggregate intrinsic value is based on the closing share price of the Company's common stock as reported on the NYSE MKT on March 31, 2016 ($4.40 per share).

As of March 31, 2016, there was $66 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted to consultants. That cost is expected to be recognized over a weighted-average period of 2.0 years.

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

Compensation expenses related to restricted shares, warrants and options granted to employees, directors and consultants was recorded in the Consolidated Statement of Operations in the following line items:

	Three months ended March 31,
	2016	2015
	Unaudited
Research and development expenses	$628	$457
General and administrative expenses	1,772	2,660

	$2,400	$3,117

MEDGENICS, INC. AND ITS SUBSIDIARY

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except share and per share data)

NOTE 4:- STOCKHOLDERS' EQUITY (Cont.)

d.	Summary of shares to be issued upon exercise of options and warrants:

A summary of shares to be issued upon exercise of all the options and warrants, segregated into ranges, as of March 31, 2016 is presented in the following table:

		As of March 31, 2016
		Shares to be	Shares to be
		issued upon	issued upon	Weighted average
		exercise of	exercise of	remaining
	Exercise	options and	options and	contractual terms
	price per	warrants	warrants	of options and
Options / Warrants	share ($)	outstanding	exercisable	warrants (in years)
Options:
Granted to Employees and Directors
	2.66-3.14	196,000	196,000	5.7
	3.64-4.99	3,903,429	3,179,679	6.0
	5.13-7.37	4,008,677	2,131,914	7.6
	8.09-10.80	1,393,865	1,158,514	3.2
		9,501,971	6,666,107

Granted to Consultants	5.02-7.37	74,348	41,015	6.0

Total Shares to be Issued upon Exercise of Options		9,576,319	6,707,122

Warrants:

Granted to Consultants	3.76-4.99	180,077	180,077	1.6
	9.17-11.16	201,473	201,473	1.2
		381,550	381,550

Granted to Investors	4.99-6.00	2,792,699	2,792,669	0.0
	6.78-8.34	4,582,920	4,582,920	1.7
		7,375,619	7,375,619

Total Shares to be Issued upon Exercise of Warrants		7,757,169	7,757,169

Total Shares to be Issued upon Exercise of Options and Warrants		17,333,488	14,464,291

MEDGENICS, INC. AND ITS SUBSIDIARY

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except share and per share data)

NOTE 5:- FAIR VALUE MEASUREMENTS

The Company classified certain warrants with down-round protection issued to the purchasers of convertible debentures in 2010 as a liability at their fair value according to ASC 815-40-15-7I. The liability in respect of these warrants was remeasured at each reporting period until exercised or expired. Changes in the fair value of these warrants are reported in the Consolidated Statement of Operations as financial income or expense.

The fair value of these warrants was estimated June 30, 2015 using the Binomial pricing model with the following assumptions:

June 30, 2015(*)

Dividend yield	0%
Expected volatility	73.43%
Risk-free interest rate	0.1%
Contractual life (in years)	0.5

(*) These warrants were fully exercised in September 2015.

The changes in level 3 liabilities measured at fair value on a recurring basis:

Fair value of liability in respect of warrants
Balance as of December 31, 2014	$612

Change in the liability in respect of warrants	1,074

Balance as of March 31, 2015 (unaudited)	$1,686

NOTE 6:- SUBSEQUENT EVENTS

(a)	Subsequent to the balance sheet date, in April 2016, the Company granted a total of 1,091,200 options to its employees. All of the options have a 10-year term, vest in three equal installments over three years and have an exercise price ranging from $4.55 to $4.83 per share. The Company granted an additional 190,000 options to several employees. The options have a 10-year term, an exercise price of $4.89 and vest based upon pre-set milestones. In addition, the Company granted a total of 200,000 options to its Directors. These options are for a term of 10 years, vest in one year from the grant date and have an exercise price of $4.83 per share. All these options were granted under the stock incentive plan.

In addition, in April and May 2016, the Company granted a total of 450,000 options as inducement awards to two new employees. These options have a 10-year term, vest over three years and have an exercise price of $5.07 and $5.10.

(b)	In April 2016, the Company’s Board of Directors approved an amendment to the stock incentive plan increasing the number of shares of common stock authorized for issuance thereunder to a total of 9,178,571 shares of common stock.

(c)	In April 2016, 2,763,730 warrants, with an exercise price of $6.00 per share, expired.

ITEM 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read together with our financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are often identified by the use of words such as, but not limited to, “can,” “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “continues,” “anticipates,” “intends,” “seeks,” “targets,” “believes,” “estimates,” “projects,” “predicts,” “potential” and similar expressions or variations intended to identify forward-looking statements. These statements are based on the beliefs and assumptions of our management based on information currently available to them. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section titled “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2015, and any updates to those risk factors included in Part II, Item 1A of this Quarterly Report on Form 10-Q. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

Overview

We are a clinical stage biopharmaceutical company with an emphasis on genomic medicine. The National Human Genome Research Institute of the National Institute of Health defines “genomic medicine” as “an emerging medical discipline that involves using genomic information about an individual as part of their clinical care (e.g., for diagnostic or therapeutic decision-making) and the health outcomes and policy implications of that clinical use.” Genomic medicine is currently being studied in the fields of oncology, pharmacology, rare and undiagnosed diseases, and infectious disease.

We have partnered with the Center for Applied Genomics (CAG) at The Children’s Hospital of Philadelphia (CHOP) to implement a genomics-medicine driven approach to drug development. CAG’s assets include a fully automated biorepository containing specimens from more than 60,000 pediatric patients, and 150,000 of their relatives. The sample is highly enriched for rare and orphan diseases and the large majority of patients have been genotyped. Their phenotypes are recorded in a modern electronic health record. The patients have been consented for anonymized use of their data for research and follow up contact if needed.

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

Our therapeutic strategy is to work closely with our collaborators at CAG to identify populations of need with well-characterized, novel, genetically-defined targets. We then designate an actionable therapeutic development approach based upon the target, the biology and human pathophysiology, and the clinical and regulatory pathways. The collaboration affords us with unique and proprietary insight into these diseases and allows us to better select therapeutic approaches including the appropriateness of our TARGTTM gene therapy technology. This, in turn, allows us to rapidly identify appropriate potential therapeutics that have already been tested in patients but were not advanced due to either lack of efficacy in a different patient population or for strategic reasons. We believe there are hundreds of such potential therapeutics currently listed in proprietary databases. Many of these have remaining composition of matter patent life and many would be eligible for regulatory exclusivity based on first registration (up to 12 years for biologics), as well as orphan drug and additional pediatric exclusivity. Because these potential therapeutics have already been tested in patients and have the requisite regulatory safety data generated, the time and cost to file an investigational new drug application (in the United States) or investigational medicinal product dossier (in Europe) and initiate additional clinical trials, should be substantially reduced.

In addition, the availability of robust genetic biomarker(s) allows trial designs to focus on highly enriched patient populations that are more likely to respond to targeted therapies. This can allow smaller, more focused and less expensive trials. Likewise, highly targeted drugs, that are less likely to exhibit off-target effects, can be used when available. This further enhances the likelihood of clinical and regulatory success and potentially requires smaller, easier-to-enroll clinical trials. In some cases it may be possible to advance from discovery to the clinic in less than two years, and to achieve proof of concept in as little as three years. Furthermore, such highly targeted therapies in specifically targeted diseases should allow the creation of higher value medicines that can address critical needs in patients suffering from rare and orphan diseases. The solid genetic foundation underlying these disease targets along with highly targeted therapies may also allow rapid label expansion into adjacent populations.

Our initial program arising out of our genomic medicine strategy is the development candidate NFC-1. Through our acquisition of neuroFix, LLC, or neuroFix, in September 2015, we acquired the rights to develop NFC-1, as well as the rights to certain data derived from a clinical trial and other studies of NFC-1. NFC-1 is a first-in-class, non-stimulant metabotropic glutamate receptor (mGluR) neuromodulator that is Phase 2/3 ready for the treatment of mGluR network mutation positive Attention Deficit Hyperactivity Disorder (ADHD), as well as neuropsychiatric symptoms resulting from a related rare genetic disorder, 22q11.2 Deletion Syndrome (22q11.2 DS). We intend to develop NFC-1 for the treatment of mGluR network mutation positive ADHD (mGluR+ ADHD) and certain other neurological and neuropsychological indications. A Phase 1b clinical trial of NFC-1 in adolescents with ADHD and disruptions in the mGluR gene network was recently completed showing the safety of NFC-1 as well as signaling potential efficacy in the adolescents treated.

We have generated significant losses to date, and we expect to continue to generate losses as we progress towards the commercialization of our product candidates. We incurred net losses of approximately $11.14 million for the three month period ended March 31, 2016. As of March 31, 2016, we had stockholders’ equity of approximately $41.61 million. As of March 31, 2016, we had cash reserves of $43.89 million, which we believe will provide funding for the Company at least through the end of the third quarter of 2017. We are unable to predict the extent of any future losses or when we will become profitable, if at all.

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

Conducting a significant amount of development is central to our business model. Product candidates in later-stage clinical development generally have higher development costs than those in earlier stages of development, primarily due to the significantly increased size and duration of the clinical trials. We plan to increase our research and development expenses for the foreseeable future in order to advance the development of NFC-1, and to advance our earlier-stage research and development projects.

The process of conducting pre-clinical studies and clinical trials necessary to obtain regulatory approval is costly and time consuming. The probability of success for each product candidate and clinical trial may be affected by a variety of factors, including, among others, the quality of the product candidate’s early clinical data, investment in the program, competition, manufacturing capabilities and commercial viability. As a result of these uncertainties, together with the uncertainty associated with clinical trial enrollments and the risks inherent in the development process, we are unable to determine the duration and completion costs of current or future clinical stages of our product candidates or when, or to what extent, we will generate revenues from the commercialization and sale of any of our product candidates. Development timelines, probability of success and development costs vary widely. We are concurrently focusing on advancing the development of NFC-1, and advancing our earlier-stage research and development projects, including a second-generation TARGT system and the application of TARGT in the central nervous system (“CNS”).

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

Results of Operations for the Three Months Ended March 31, 2016 and 2015

Research and Development Expenses

Research and development expenses, both gross and net, for the three months ended March 31, 2016 were $6.95 million, increasing from $3.90 million for the same period in 2015 mainly due to increased sub-contractor costs to advance our clinical activities related to the NFC-1 program and the CHOP collaboration.

General and Administrative Expenses

General and administrative expenses for the three months ended March 31, 2016 were $4.19 million, increasing from $3.95 million for the same period in 2015 primarily due to severance benefits recorded upon the termination of an officer of the Company, offset in part by a decrease in stock-based compensation expenses related to options granted to directors.

Financial Income and Expenses

Financial expenses for the three months ended March 31, 2016 were de minimis, decreasing from $1.08 million for the same period in 2015. This decrease was mainly due to all such warrants being exercised in 2015, thus eliminating the need for such valuation in 2016.

Financial income for the three months ended March 31, 2016 and 2015 was de minimis.

Liquidity and Capital Resources

Sources of Liquidity

We have financed our operations primarily through a combination of equity issues, debt issues and grants from the Israeli Office of the Chief Scientist (OCS) and other third parties.

We received $13.57 million from inception through March 31, 2016 from the OCS in development grants, of which nil was received during the three months ended March 31, 2016.

In October 2015, we completed a registered public offering of 7,078,250 shares of common stock, including 923,250 shares sold pursuant to the full exercise of the underwriters’ over-allotment option, at a price to the public of $6.50 per share. The net proceeds from this offering to us were approximately $42.88 million, after deducting underwriting discounts and commissions and offering expenses payable by us.

Cash Flows

We had cash and cash equivalents of $43.89 million at March 31, 2016 and $53.06 million at December 31, 2015. The decrease in our cash balance during the three months ended March 31, 2016 was primarily the result of operating activities during the period.

Net cash used in operating activities of $9.11 million for the three months ended March 31, 2016 and $8.14 million for the three months ended March 31, 2015 primarily reflected our cash expenses for our operations.

Our cash used in investing activities relates mainly to our purchases of property and equipment.

No cash was provided by financing activities during the three months ended March 31, 2016 and $0.03 million was provided during the three months ended March 31, 2015, as a result of the exercise of options and warrants.

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

We do not anticipate that we will generate revenue from the sale of products for several years or more given the uncertainty of drug development. In the absence of additional funding or adequate funding from commercialization agreements, we expect our continuing operating losses to result in decreases in our cash balances. Absent significant corporate collaboration and licensing arrangements, we will need to finance our future cash needs through public or private equity offerings or debt financings. We do not currently have any commitments for future external funding. We may need to raise additional funds more quickly if one or more of our assumptions prove to be incorrect or if we choose to expand our product development efforts more rapidly than we presently anticipate, and we may decide to raise additional funds even before we need them if the conditions for raising capital are favorable. We may seek to encourage holders of our warrants to exercise, sell additional equity or debt securities or obtain a bank credit facility. The sale of additional equity or debt securities, if convertible, could result in dilution to our stockholders. The incurrence of indebtedness would result in increased fixed obligations and could also result in covenants that would restrict our operations.

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

For the purpose of valuing options and warrants granted to our employees, non-employees and directors and officers during the three months ended March 31, 2016 and 2015, we used the Binomial options pricing model. To determine the risk-free interest rate, we utilized the U.S. Treasury yield curve in effect at the time of grant with a term consistent with the expected term of our awards. We estimated the expected life of the options granted based on anticipated exercises in the future periods assuming the success of our business model as currently forecast. The expected dividend yield reflects our current and expected future policy for dividends on our common stock. The expected stock price volatility for our stock options was calculated by examining historical volatilities for publicly traded industry peers as we do not have sufficient trading history for our common stock. We will continue to analyze the expected stock price volatility and expected term assumptions as more historical data for our common stock becomes available. We currently estimate that we will experience 8% forfeitures for those options currently outstanding.

Off-Balance Sheet Arrangements

There have been no material changes to the discussion of off-balance sheet arrangements included in our Annual Report on Form 10-K for the year ended December 31, 2015.

ITEM 3 — Quantitative and Qualitative Disclosures about Market Risk

There has been no significant change in our exposure to market risk during the three months ended March 31, 2016. For a discussion of our exposure to market risk, refer to Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” contained in our Annual Report on Form 10-K for the year ended December 31, 2015.

ITEM 4 — Controls and Procedures

Evaluation of disclosure controls and procedures

As required by Exchange Act Rule 13a-15(b), in connection with the filing of this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2016, the end of the period covered by this report.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1 — Legal Proceedings

We are not currently a party, as plaintiff or defendant, to any legal proceedings which, individually or in the aggregate, are expected by us to have a material effect on our business, financial condition or results of operation if determined adversely to us.

ITEM 1A — Risk Factors

There are no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015.

ITEM 2 — Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

None

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None

ITEM 3 — Defaults Upon Senior Securities

None

ITEM 4 — Mine Safety Disclosures

Not applicable

ITEM 5 — Other Information

None

ITEM 6 — Exhibits

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation (previously filed as Exhibit 3.1 to the Company’s Registration Statement on Form S-1 filed November 5, 2010 (File No. 333-170425) and incorporated herein by reference).

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation (previously filed as Exhibit 3.2 to the Company’s Registration Statement on Form S-1 filed November 5, 2010 (File No. 333-170425) and incorporated herein by reference).

3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation dated as of February 14, 2011 (previously filed as Exhibit 4.3 to the Company’s Post-Effective Amendment No. 1 to Form S-1 on Form S-3 filed July 16, 2012 (File No. 333-170425) and incorporated herein by reference).

3.4	Second Amended and Restated By-Laws (previously filed as Exhibit 3.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 (File No. 001-35112) and incorporated herein by reference).

10.1	Letter Agreement, by and between the Company and Brian Piper, dated February 1, 2016 (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 3, 2016 (File No. 001-35112) and incorporated herein by reference).

10.2	Agreement and Release and Waiver, by and between the Company and John Leaman, dated February 1, 2016 (previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed February 3, 2016 (File No. 001-35112) and incorporated herein by reference).

10.3	Third Amendment to Medgenics, Inc. Stock Incentive Plan (as amended and restated March 5, 2012), dated April 12, 2016 (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 13, 2016 (File No. 001-35112) and incorporated herein by reference).

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101	Interactive Data File (filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEDGENICS, INC.

Date: May 10, 2016	By:	/s/ Michael F. Cola
Michael F. Cola
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 10, 2016	By:	/s/ Brian D. Piper
Brian D. Piper
Chief Financial Officer
(Principal Financial Officer)