Form 10-Q
period 2016-06-30
MEDGENICS, INC.
filed 2016-08-04
CIK 1138776

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 001-35112

Medgenics, Inc.
(Exact name of registrant as specified in its charter)

Delaware	98-0217544
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

435 Devon Park Drive, Suite 715 Wayne, Pennsylvania	19087
(Address of Principal Executive Offices)	(Zip Code)

(610) 254-4201
(Registrant’s telephone number, including area code)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer	☐	Accelerated filer	☑
Non-accelerated filer	☐(Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☑

As of August 1, 2016, the registrant had 37,078,343 shares of common stock, $0.0001 par value, outstanding

MEDGENICS, INC.

Unless the context otherwise requires, all references in this Quarterly Report on Form 10-Q to the “Company,” “Medgenics,” “we,” “us” and “our” refer to Medgenics, Inc., a Delaware corporation organized on January 27, 2000, and its wholly-owned subsidiaries, Medgenics Medical (Israel) Ltd. and neuroFix, LLC. We use TARGTTM, TARGTEPOTM, DermaVacTM, GeneRideTM and the Medgenics logo as trademarks in the United States and elsewhere. All other trademarks or trade names referred to in this document are the property of their respective owners.

PART I - FINANCIAL INFORMATION

ITEM 1 - Financial Statements

MEDGENICS, INC. AND ITS SUBSIDIARY

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

As of June 30, 2016

MEDGENICS, INC. AND ITS SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
U.S. dollars in thousands (except share and per share data)

	June 30,	December 31,
	2016	2015
	Unaudited
ASSETS

CURRENT ASSETS:

Cash and cash equivalents	$53,686	$53,064
Prepaid expenses and other current assets	1,095	747

Total current assets	54,781	53,811

LONG-TERM ASSETS:

Restricted lease deposits	34	23
Property and equipment, net	489	424

Total long-term assets	523	447

Total assets	$55,304	$54,258

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

Trade payables	$503	$1,322
Other accounts payable and accrued expenses	3,424	2,586

Total current liabilities	3,927	3,908

Total liabilities	3,927	3,908

STOCKHOLDERS' EQUITY:

Common stock - $0.0001 par value; 100,000,000 shares authorized; 37,086,843 shares issued and 37,078,343 shares outstanding at June 30, 2016; 32,869,217 shares issued and 32,860,717 shares outstanding at December 31, 2015	4	4
Additional paid-in capital	212,354	188,476
Accumulated deficit	(160,981)	(138,130)

Total stockholders' equity	51,377	50,350

Total liabilities and stockholders' equity	$55,304	$54,258

The accompanying notes are an integral part of the interim consolidated financial statements.

MEDGENICS, INC. AND ITS SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS
U.S. dollars in thousands (except share and per share data)

	Six months ended June 30,		Three months ended June 30,
	2016	2015	2016	2015
	Unaudited

Research and development expenses	$15,692	$8,359	$8,741	$4,458

Less:
Participation by the Office of the Chief Scientist	-	(1,430)	-	(1,430)

Research and development expenses, net	15,692	6,929	8,741	3,028

General and administrative expenses	7,136	7,836	2,945	3,889

Operating loss	(22,828)	(14,765)	(11,686)	(6,917)

Financial expenses	(21)	(262)	(18)	(8)
Financial income	1	24	-	843

Loss before taxes on income	(22,848)	(15,003)	(11,704)	(6,082)

Taxes on income	3	5	3	4

Loss	$(22,851)	$(15,008)	$(11,707)	$(6,086)

Basic loss per share	$(0.69)	$(0.60)	$(0.35)	$(0.24)

Diluted loss per share	$(0.69)	$(0.63)	$(0.35)	$(0.28)
Weighted average number of common stock used in computing basic loss per share	33,211,665	24,875,344	33,469,789	24,906,823
Weighted average number of common stock used in computing diluted loss per share	33,211,665	24,969,314	33,469,789	25,094,763

The accompanying notes are an integral part of the interim consolidated financial statements.

MEDGENICS, INC. AND ITS SUBSIDIARY

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
U.S. dollars in thousands (except share and per share data)

	Common stock			Additional paid-in capital	Accumulated deficit	Total stockholders' equity
	Shares	Amount

Balance as of December 31, 2014	24,818,075	$3		$129,797	$(100,138)	$29,662
Stock-based compensation related to vesting of restricted common stock to directors	24,500	(*	)	-	-	-
Stock-based compensation related to options and warrants granted to consultants, directors and employees	-	-		5,840	-	5,840

Exercise of options and warrants	86,368	(*	)	496	-	496
Loss	-	-		-	(15,008)	(15,008)

Balance as of June 30, 2015 (unaudited)	24,928,943	$3		$136,133	$(115,146)	$20,990

Balance as of December 31, 2015	32,860,717	$4		$188,476	$(138,130)	$50,350
Issuance of common stock at $5.50 per share, net	3,835,261	(*	)	19,543	-	19,543
Stock-based compensation related to options and warrants granted to consultants, directors and employees	-	-		4,263	-	4,263
Exercise of options and warrants	382,365	(*	)	72	-	72
Loss	-	-		-	(22,851)	(22,851)

Balance as of June 30, 2016 (unaudited)	37,078,343	$4		$212,354	$(160,981)	$51,377

(* ) Represents an amount lower than $1.

The accompanying notes are an integral part of the interim consolidated financial statements.

MEDGENICS, INC. AND ITS SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
U.S. dollars in thousands

	Six months ended June 30,
	2016	2015
	Unaudited

CASH FLOWS FROM OPERATING ACTIVITIES:
Loss	$(22,851)	$(15,008)
Adjustments to reconcile loss to net cash used in operating activities:
Depreciation	125	124
Loss on disposal of property and equipment	-	17
Stock-based compensation related to options, warrants and restricted shares granted to employees, directors and consultants	4,263	5,840
Change in fair value of warrants classified as a liability	-	250
Accrued severance pay, net	-	(14)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(348)	(1,789)
Trade payables	(819)	(334)
Other accounts payable and accrued expenses	703	(718)
Restricted lease deposits	(11)	(4)
Net cash used in operating activities	(18,938)	(11,636)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(190)	(100)
Net cash used in investing activities	$(190)	$(100)

The accompanying notes are an integral part of the interim consolidated financial statements.

MEDGENICS, INC. AND ITS SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
U.S. dollars in thousands

	Six months ended June 30,
	2016	2015
	Unaudited
CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from issuance of shares, net	$19,678	$-
Proceeds from exercise of options and warrants	72	460

Net cash provided by financing activities	19,750	460

Increase (decrease) in cash and cash equivalents	622	(11,276)

Balance of cash and cash equivalents at the beginning of the period	53,064	33,288

Balance of cash and cash equivalents at the end of the period	$53,686	$22,012

Supplemental disclosure of cash flow information:

Cash paid during the period for taxes	$3	$5

Classification of liability in respect of warrants into equity due to exercise of warrants	$-	$36

The accompanying notes are an integral part of the interim consolidated financial statements.

MEDGENICS, INC. AND ITS SUBSIDIARY

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except share and per share data)

NOTE 1:- GENERAL

a.	Medgenics, Inc. (the "Company") was incorporated in January 2000 in Delaware. The Company has a wholly-owned subsidiary, Medgenics Medical Israel Ltd. (the "Subsidiary"), which was incorporated in Israel in March 2000. The Company and the Subsidiary are engaged in the research and development of products in the field of biotechnology and associated medical equipment industry.

The Company's common stock is traded on the NYSE MKT.

b.	As reflected in the accompanying financial statements, the Company incurred a loss for the six month period ended June 30, 2016 of $22,851 and had a negative cash flow from operating activities of $18,938 during the six month period ended June 30, 2016. The accumulated deficit as of June 30, 2016 is $160,981. The Company and the Subsidiary have not yet generated revenues from product sale.

c.	In June 2016, the Company entered into a Clinical Development and Option Agreement, or the Development and Option Agreement, with Kyowa Hakko Kirin Co., Ltd., or KHK, relating to the development and potential commercialization of a certain antibody, or the Antibody. Under the Development and Option Agreement, the Company received an exclusive option for exclusive rights to develop and commercialize products containing the Antibody, or the Licensed Products, and to conduct various development activities with respect to the Antibody, including the conduct of a signal finding study testing the antibody in Severe Pediatric Onset Inflammatory Bowel Disease, or the Study.

For a certain period of time after the completion of the Study, or the Exercise Period, the Company will have the option, or the Option, to obtain exclusive rights for the development and commercialization of the Antibody. If the Company exercises the Option, KHK will have 60 days to select one of two potential development and commercialization structures: a co-development/co-commercialization arrangement or a licensing arrangement.

If, upon the Company’s exercise of the Option, KHK chooses to continue the collaboration as a co-development / co-commercialization arrangement, the Company will have the exclusive right to develop, manufacture and commercialize the Licensed Products in the treatment, prevention, and diagnosis of specified pediatric onset rare and orphan inflammatory diseases (including severe pediatric onset inflammatory bowel diseases such as Crohn’s disease and ulcerative colitis (“IBD)) and other specified pediatric onset rare and orphan auto-immune diseases (collectively, the “Field”) in the United States and Canada. The Company will be required to pay KHK an initial license fee in the low single-digit millions of dollars and may pay KHK up to an additional $18 million upon the achievement of certain regulatory milestones related to the Licensed Products. The parties will share the anticipated costs of development of the first Licensed Product in the Field in the United States, Canada and the European Union with the Company responsible for any costs in excess of an agreed cap.

If, upon our exercise of the Option, KHK chooses to continue the collaboration as a licensing arrangement, the Company will have the exclusive right to develop, manufacture and commercialize the Licensed Products in the Field in the United States, Canada and the European Union. The Company will be required to pay KHK an initial license fee in the low single-digit millions of dollars and may pay KHK up to an additional $28 million upon the achievement of certain regulatory milestones related to the Licensed Products.

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

In addition, all options granted to such executive under the Company’s stock incentive plan became fully vested and shall remain exercisable through the 24-month anniversary of the termination date. As a result of this termination, the non-cash equity compensation expense included in general and administrative expenses during the three months ended March 31, 2016 and the six months ended June 30, 2016 is $922.

NOTE 4:- STOCKHOLDERS' EQUITY

a.	Issuance of shares to investors:

In June 2016, the Company completed an underwritten public offering of 3,835,261 shares of common stock, including 195,261 shares sold pursuant to the partial exercise of an option granted to the underwriters to purchase additional shares of common stock. The shares were offered to the public at a price of $5.50 per share.  Gross proceeds were $21,094 or approximately $19,543 in net proceeds after deducting underwriting discounts and commissions of $1,266 and other offering costs of approximately $285.

b.	Issuance of stock options and warrants to employees and directors:

A summary of the Company's activity for options and warrants granted to employees and directors is as follows:

	Six months ended June 30, 2016
	Number of options and warrants	Weighted average exercise price	Weighted average remaining contractual terms (years)	Aggregate intrinsic value
Outstanding at December 31, 2015	10,065,536	$5.78	6.48	$10,349

Granted	2,346,200	$4.87

Exercised	(228,207)	$6.50

Forfeited	(869,940)	$4.92

Outstanding at June 30, 2016	11,313,589	$5.83	6.70	$6,847

Vested and expected to vest at June 30, 2016	10,968,121	$5.83	6.63	$6,687

Exercisable at June 30, 2016	7,030,918	$5.95	5.26	$4,482

Calculation of aggregate intrinsic value is based on the closing share price of the Company's common stock as reported on the NYSE MKT on June 30, 2016 ($5.55 per share).

As of June 30, 2016, there was $9,529 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted to employees and directors. That cost is expected to be recognized over a weighted-average period of 1.3 years.

MEDGENICS, INC. AND ITS SUBSIDIARY

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except share and per share data)

NOTE 4:- STOCKHOLDERS' EQUITY (Cont.)

b.	Issuance of stock options and warrants to employees and directors (cont.):

The Company has granted stock options to certain R&D employees of the Company, which contain performance-based vesting criteria. Stock-based compensation expense associated with these performance-based stock options is recognized if the achievement of the performance condition is considered probable based on management’s best estimate.

c.	Issuance of options and warrants to consultants:

A summary of the Company's activity for warrants and options granted to consultants is as follows:

	Six months ended June 30, 2016
	Number of options and warrants	Weighted average exercise price	Weighted average remaining contractual terms (years)	Aggregate intrinsic value
Outstanding at December 31, 2015	480,898	$6.65	2.67	$391

Exercised	(50,000)	$4.01
Forfeited	(30,077)	$6.07

Outstanding at June 30, 2016	400,821	$7.02	2.16	$189

Exercisable at June 30, 2016	367,488	$7.08	1.73	$181

Calculation of aggregate intrinsic value is based on the closing share price of the Company's common stock as reported on the NYSE MKT on June 30, 2016 ($5.55 per share).

As of June 30, 2016, there was $96 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted to consultants. That cost is expected to be recognized over a weighted-average period of 1.8 years.

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

Compensation expenses related to restricted shares, warrants and options granted to employees, directors and consultants was recorded in the Consolidated Statement of Operations in the following line items:

	Six months ended June 30,		Three months ended June 30,
	2016	2015	2016	2015
	Unaudited		Unaudited

Research and development expenses	$1,486	$981	$858	$524
General and administrative expenses	2,777	4,859	1,005	2,199

	$4,263	$5,840	$1,863	$2,723

MEDGENICS, INC. AND ITS SUBSIDIARY

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except share and per share data)

NOTE 4:- STOCKHOLDERS' EQUITY (Cont.)

e.	Summary of shares to be issued upon exercise of options and warrants:

A summary of shares to be issued upon exercise of all the options and warrants, segregated into ranges, as of June 30, 2016 is presented in the following table:

		As of June 30, 2016
		Shares to be	Shares to be
		issued upon	issued upon	Weighted average
		exercise of	exercise of	remaining
	Exercise	options and	options and	contractual terms
	price per	warrants	warrants	of options and
Options / Warrants	share ($)	outstanding	exercisable	warrants (in years)
Options:
Granted to employees and directors
	2.66-3.14	196,000	196,000	5.5
	3.64-4.99	5,288,229	3,368,436	6.8
	5.07-7.37	4,475,120	2,017,013	7.7
	8.09-10.80	1,354,240	1,187,097	2.9
		11,313,589	6,768,546

Granted to consultants	5.02-7.37	74,348	41,015	5.7

Total shares to be issued upon exercise of options		11,387,937	6,809,561

Warrants:

Granted to consultants	3.76-4.99	125,000	125,000	2.0
	9.17-11.16	201,473	201,473	1.0
		326,473	326,473

Granted to investors	6.78-8.34	4,582,920	4,582,920	1.5

Total shares to be issued upon exercise of warrants		4,909,393	4,909,393

Total shares to be issued upon exercise of options and warrants		16,297,330	11,718,954

f.	In April 2016, the stockholders approved an amendment to the Company’s stock incentive plan increasing the number of shares of common stock authorized for issuance thereunder to a total of 9,178,571 shares of common stock.

MEDGENICS, INC. AND ITS SUBSIDIARY

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except share and per share data)

NOTE 5:- LOSS PER SHARE

Details in the computation of diluted loss per share:

	Six months ended June 30,
	2016		2015
	Weighted average number of shares	Loss	Weighted average number of shares	Loss
	Unaudited

For the computation of basic loss	33,211,665	$22,851	24,875,344	$15,008

Effect of potential dilutive common shares issuable upon exercise of warrants classified as liability	-	-	93,970	$824	(*)

For the computation of diluted loss	33,211,665	$22,851	24,969,314	$15,832

	Three months ended June 30,
	2016		2015
	Weighted average number of shares	Loss	Weighted average number of Shares	Loss
	Unaudited
For the computation of basic loss	33,469,789	$11,707	24,906,823	$6,086

Effect of potential dilutive common shares issuable upon exercise of warrants classified as liability	-	-	187,940	$824	(*)

For the computation of diluted loss	33,469,789	$11,707	25,094,763	$6,910

(*)	Financial income resulted from changes in fair value of warrants classified as liability.

The total weighted average number of shares related to the outstanding options, warrants and restricted shares excluded from the calculations of diluted loss per share due to their anti-dilutive effect was 17,950,345 for the six months ended June 30, 2015.

ITEM 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read together with our financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Forward-looking statements are often identified by the use of words such as, but not limited to, “can,” “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “continues,” “anticipates,” “intends,” “seeks,” “targets,” “believes,” “estimates,” “projects,” “predicts,” “potential” and similar expressions or variations intended to identify forward-looking statements. These statements are based on the beliefs and assumptions of our management based on information currently available to them. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section titled “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2015, and any updates to those risk factors included in Part II, Item 1A of this Quarterly Report on Form 10-Q. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

Overview

We are a clinical stage biopharmaceutical company with an emphasis on genomic medicine. The National Human Genome Research Institute of the National Institute of Health defines “genomic medicine” as “an emerging medical discipline that involves using genomic information about an individual as part of their clinical care (e.g., for diagnostic or therapeutic decision-making) and the health outcomes and policy implications of that clinical use.” Genomic medicine is currently being studied in the fields of oncology, pharmacology, rare and undiagnosed diseases, autoimmune disorders and infectious disease.

We have partnered with the Center for Applied Genomics, or CAG, at The Children’s Hospital of Philadelphia, or CHOP, to implement a genomics-medicine driven approach to drug development. CAG’s assets include a fully automated biorepository containing specimens from more than 75,000 pediatric patients and 150,000 of their relatives. The sample is highly enriched for rare and orphan diseases and the large majority of patients have been genotyped. Their phenotypes are recorded in a modern electronic health record. The patients have consented to anonymized use of their data for research and follow up contact if needed.

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

Our therapeutic strategy is to work closely with our collaborators at CAG to identify populations of need with well-characterized, novel, genetically-defined targets. We then designate an actionable therapeutic development approach based upon the target, the biology and human pathophysiology, and the clinical and regulatory pathways. The collaboration affords us with unique and proprietary insight into these diseases and allows us to better select therapeutic approaches, including the appropriateness of applying our TARGTTM gene therapy technology. This, in turn, allows us to rapidly identify appropriate potential therapeutics that have already been tested in patients but were not advanced due to either lack of efficacy in a different patient population or for strategic reasons. We believe there are hundreds of such potential therapeutics currently listed in proprietary databases. Many of these have remaining composition of matter patent life and many would be eligible for regulatory exclusivity based on first registration (up to 12 years for biologics), as well as orphan drug and additional pediatric exclusivity. Because these potential therapeutics have already been tested in patients and have significant regulatory safety data generated, the time and cost to file an investigational new drug application in the United States or investigational medicinal product dossier in Europe and initiate additional clinical trials, should be substantially reduced.

In addition, the availability of robust genetic biomarkers allows trial designs to focus on highly enriched patient populations that are more likely to respond to targeted therapies. This can allow smaller, more focused and less expensive clinical trials. Likewise, highly targeted drugs that are less likely to exhibit off-target effects can be used when available. This could enhance the likelihood of clinical and regulatory success, and potentially requires smaller, easier-to-enroll clinical trials. In some cases it may be possible to advance from discovery to the clinic in less than two years, and to achieve proof of concept in as little as three years. Furthermore, such highly targeted therapies in specifically targeted diseases should allow the creation of higher value medicines that can address critical needs in patients suffering from rare and orphan diseases. The solid genetic foundation underlying these disease targets along with highly targeted therapies may also allow rapid label expansion into adjacent populations.

Our initial program arising out of our genomic medicine strategy is the development candidate NFC-1 (MDGN-001). Through our acquisition of neuroFix, LLC, or neuroFix, in September 2015, we acquired the rights to develop NFC-1, as well as the rights to certain data derived from a clinical trial and other studies of NFC-1. NFC-1 is a first-in-class, non-stimulant metabotropic glutamate receptor, or mGluR, neuromodulator that is being developed for the treatment of mGluR network mutation positive Attention Deficit Hyperactivity Disorder, or ADHD, as well as neuropsychiatric symptoms resulting from a related rare genetic disorder, 22q11.2 Deletion Syndrome. We intend to develop NFC-1 for the treatment of mGluR network mutation positive ADHD, or mGluR+ ADHD, and certain other neurological and neuropsychological indications. A Phase 2/3 trial for mGLuR+ ADHD is currently enrolling patients. A Phase 1b trial for the treatment of the psychiatric symptoms of 22q11.2 Deletion Syndrome is expected to start enrolling patients in the third quarter of 2016 subject to receiving final administrative approval from CHOP, where the trial is being conducted. A Phase 1b clinical trial of NFC-1 in adolescents with ADHD and disruptions in the mGluR gene network was completed in 2015, demonstrating the safety of NFC-1 and signaling potential efficacy in the adolescents treated.

Anti-Light Monoclonal Antibody

On June 6, 2016, we entered into a Clinical Development and Option Agreement, or the Development and Option Agreement, with Kyowa Hakko Kirin Co., Ltd., or KHK, relating to the development and potential commercialization of KHK’s first-in-class anti-LIGHT monoclonal antibody, or the Antibody (MDGN-002). Under the Development and Option Agreement, we received an exclusive option for exclusive rights to develop and commercialize products containing the Antibody, or a Licensed Product, and to conduct various development activities with respect to the Antibody, including the conduct of a signal finding study testing the Antibody in Severe Pediatric Onset Inflammatory Bowel Disease, or the Study. The Study will be conducted under an existing investigational new drug application previously filed with the United States Food and Drug Administration by KHK and transferred to us pursuant to the Development and Option Agreement.

For a certain period of time after the completion of the Study, or the Exercise Period, we will have the option, or the Option, to obtain exclusive rights for the development and commercialization of the Antibody.

If we exercise the Option, KHK will have 60 days to select one of two potential development and commercialization structures: a co-development/co-commercialization arrangement (Plan A) or a licensing arrangement (Plan B). Terms for both structures have been fully negotiated with the terms for each structure set forth in exhibits to the Development and Option Agreement.

Co-Development/Co-Commercialization Arrangement (Plan A)

Under the co-development/co-commercialization arrangement (Plan A), we will have the exclusive right to develop, manufacture and commercialize the Licensed Products in the treatment, prevention, and diagnosis of specified pediatric onset rare and orphan inflammatory diseases (including severe pediatric onset inflammatory bowel diseases such as Crohn’s disease and ulcerative colitis, or IBD) and other specified pediatric onset rare and orphan auto-immune diseases, or collectively, the Field, in the United States and Canada. We will also be responsible for development and regulatory approval of the first Licensed Product in the European Union and then transferring such regulatory approval to KHK or its designee. We will be responsible for the manufacture of the Licensed Products for use by the parties in clinical trials as well as for commercialization in their respective fields and/or territories, with KHK purchasing the Licensed Products from us.

We will be required to pay KHK an initial license fee in the low single-digit millions of dollars upon the co-development/co-commercialization arrangement becoming effective. We may pay KHK up to an additional $18 million upon the achievement of certain regulatory milestones related to the Licensed Products. The parties will share the anticipated costs of development of the first Licensed Product in the Field in the United States, Canada and the European Union with the Company responsible for any costs in excess of an agreed cap. The parties will split profits from our sales of Licensed Products in the United States and Canada equally. KHK will pay us low double-digit royalties for sales of Licensed Products outside the United States and Canada and outside the Field in the United States and Canada.

Licensing Arrangement (Plan B)

Under the licensing arrangement (Plan B), we will have the exclusive right to develop, manufacture and commercialize the Licensed Products in the Field in the United States, Canada and the European Union. We will be responsible for the manufacture of the Licensed Products for use by the parties in clinical trials as well as for commercialization in their respective fields and/or territories.

We will be required to pay KHK an initial license fee in the low single-digit millions of dollars upon the licensing arrangement becoming effective. We may pay KHK up to an additional $28 million upon the achievement of certain regulatory milestones related to the Licensed Products. The parties will split profits from our sales of Licensed Products in the United States, Canada and the European Union with us being entitled to approximately 74% of such profits and KHK being entitled to approximately 26% of such profits. KHK will pay us low double-digit royalties for sales of Licensed Products outside the United States, Canada and the European Union and outside the Field in the United States, Canada and the European Union. We will be responsible for costs of development of Licensed Products in the United States, Canada and the European Union. KHK will have the right to purchase the Licensed Products from us.

Financial Operations Overview

We have generated significant losses to date, and we expect to continue to generate losses as we progress towards the commercialization of our product candidates. We incurred net losses of approximately $22.85 million for the six month period ended June 30, 2016. As of June 30, 2016, we had stockholders’ equity of approximately $51.38 million. As of June 30, 2016, we had cash reserves of $53.69 million, which we believe will provide funding for the Company at least through the first quarter of 2018. We are unable to predict the extent of any future losses or when we will become profitable, if at all.

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

Conducting a significant amount of development is central to our business model. Product candidates in later-stage clinical development generally have higher development costs than those in earlier stages of development, primarily due to the significantly increased size and duration of the clinical trials. We plan to increase our research and development expenses for the foreseeable future in order to advance the development of NFC-1 (MDGN-001) and the Antibody (MDGN-002) and to advance our earlier-stage research and development projects.

The process of conducting pre-clinical studies and clinical trials necessary to obtain regulatory approval is costly and time consuming. The probability of success for each product candidate and clinical trial may be affected by a variety of factors, including, among others, the quality of the product candidate’s early clinical data, investment in the program, competition, manufacturing capabilities and commercial viability. As a result of these uncertainties, together with the uncertainty associated with clinical trial enrollments and the risks inherent in the development process, we are unable to determine the duration and completion costs of current or future clinical stages of our product candidates or when, or to what extent, we will generate revenues from the commercialization and sale of any of our product candidates. Development timelines, probability of success and development costs vary widely. We are concurrently focusing on the development and potential commercialization of the Antibody (MDGN-002) under the Development and Option Agreement with KHK, advancing the development of NFC-1 (MDGN-001) and advancing our earlier-stage research and development projects, including a second-generation TARGT system and the application of TARGT in the central nervous system.

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

Results of Operations for the Six Months Ended June 30, 2016 and 2015

Research and Development Expenses

Research and development expenses, both gross and net, for the six months ended June 30, 2016 were $15.69 million, increasing from $8.36 million gross and $6.93 million net for the same period in 2015 mainly due to increased sub-contractor costs to advance our clinical activities related to the NFC-1 (MDGN-001) program and the CHOP collaboration.

General and Administrative Expenses

General and administrative expenses for the six months ended June 30, 2016 were $7.14 million, decreasing from $7.84 million for the same period in 2015 primarily due to a decrease in stock-based compensation expenses related to options granted to directors, which was offset in part by severance benefits recorded upon the termination of an officer of the Company.

Financial Income and Expenses

Financial expenses for the six months ended June 30, 2016 were $0.02 million, decreasing from $0.26 million for the same period in 2015.  The $0.26 million financial expense in 2015 was mainly due to the change in valuation of the warrant liability.  All such warrants were exercised in 2015, thus eliminating the need for such valuation in 2016.

Financial income for the six months ended June 30, 2016 and 2015 was de minimis.

Results of Operations for the Three Months Ended June 30, 2016 and 2015

Research and Development Expenses

Research and development expenses, both gross and net, for the three months ended June 30, 2016 were $8.74 million, increasing from $4.46 million gross and $3.03 million net for the same period in 2015 mainly due to increased sub-contractor costs to advance our clinical activities related to the NFC-1 (MDGN-001) program and the CHOP collaboration.

General and Administrative Expenses

General and administrative expenses for the three months ended June 30, 2016 were $2.95 million, decreasing from $3.89 million for the same period in 2015 primarily due to a decrease in stock-based compensation expenses related to options granted to directors.

Financial Income and Expenses

Financial expenses for the three months ended June 30, 2016 and 2015 were de minimis.

Financial income for the three months ended June 30, 2016 was nil, decreasing from $0.84 million in 2015.  The $0.84 million financial income in 2015 was mainly due to the change in valuation of the warrant liability.  All such warrants were exercised in 2015, thus eliminating the need for such valuation in 2016.

Liquidity and Capital Resources

Sources of Liquidity

We have financed our operations primarily through a combination of equity issues, debt issues and grants from the Israeli Office of the Chief Scientist, or the OCS, and other third parties.

We received $13.57 million from inception through June 30, 2016 from the OCS in development grants, none of which was received during the six months ended June 30, 2016.

In June 2016, we completed a registered public offering of 3,835,261 shares of common stock, which includes 195,261 shares sold pursuant to the partial exercise of the underwriters’ over-allotment option, at a price to the public of $5.50 per share. The net proceeds from this offering to us were approximately $19.54 million, after deducting underwriting discounts and commissions and offering expenses of $1.55 million.

Cash Flows

We had cash and cash equivalents of $53.69 million at June 30, 2016 and $53.06 million at December 31, 2015. The increase in our cash balance during the six months ended June 30, 2016 was primarily the result of our registered public offering of common stock during the period, which was offset by the cash used in operating activities during the period.

Net cash used in operating activities of $18.94 million for the six months ended June 30, 2016 and $11.64 million for the six months ended June 30, 2015 primarily reflected our cash expenses for our operations.

Our cash used in investing activities relates to our purchases of property and equipment.

Net cash provided by financing activities during the six months ended June 30, 2016 was $19.75, primarily the result of the registered public offering compared to $0.46 million provided during the six months ended June 30, 2015, as a result of the exercise of options and warrants.

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

Without taking into account any revenue we may receive as a result of licensing or other commercialization agreements, we believe that cash on hand, including the net proceeds we received from our public offerings of common stock in the fourth quarter of 2015 and the second quarter of 2016, will be sufficient to enable us to fund our operating expenses and capital expenditure requirements at least through the first quarter of 2018. We have based this estimate on assumptions that may prove to be wrong and we could use our available resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our current and anticipated clinical trials.

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

Stock-Based Compensation

We account for stock options granted to employees and directors according to the Accounting Standards Codification No. 718 (ASC 718) “Compensation – Stock Compensation.” Under ASC 718, stock-based compensation cost is measured at grant date, based on the estimated fair value of the award, and is recognized as an expense over the requisite service period on a straight-line basis.

For the purpose of valuing options granted to our employees and directors during the six months ended June 30, 2016 and 2015, we used the Binomial options pricing model. To determine the risk-free interest rate, we utilized the U.S. Treasury yield curve in effect at the time of grant with a term consistent with the expected term of our awards. We estimated the expected life of the options granted based on anticipated exercises in the future periods assuming the success of our business model as currently forecast. The expected dividend yield reflects our current and expected future policy for dividends on our common stock. The expected stock price volatility for our stock options was calculated by examining historical volatilities for publicly traded industry peers as we do not have sufficient trading history for our common stock. We will continue to analyze the expected stock price volatility and expected term assumptions as more historical data for our common stock becomes available. We currently estimate that we will experience 8% forfeitures for those options currently outstanding.

Off-Balance Sheet Arrangements

There have been no material changes to the discussion of off-balance sheet arrangements included in our Annual Report on Form 10-K for the year ended December 31, 2015.

ITEM 3 - Quantitative and Qualitative Disclosures about Market Risk

There has been no significant change in our exposure to market risk during the six months ended June 30, 2016. For a discussion of our exposure to market risk, refer to Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” contained in our Annual Report on Form 10-K for the year ended December 31, 2015.

ITEM 4 - Controls and Procedures

Evaluation of disclosure controls and procedures

As required by Exchange Act Rule 13a-15(b), in connection with the filing of this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2016, the end of the period covered by this report.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1 - Legal Proceedings

We are not currently a party, as plaintiff or defendant, to any legal proceedings which, individually or in the aggregate, are expected by us to have a material effect on our business, financial condition or results of operation if determined adversely to us.

ITEM 1A - Risk Factors

There are no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015.

ITEM 2 - Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

None

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None

ITEM 3 - Defaults Upon Senior Securities

None

ITEM 4 - Mine Safety Disclosures

Not applicable

ITEM 5 - Other Information

None

ITEM 6 - Exhibits

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation (previously filed as Exhibit 3.1 to the Company’s Registration Statement on Form S-1 filed November 5, 2010 (File No. 333-170425) and incorporated herein by reference).

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation (previously filed as Exhibit 3.2 to the Company’s Registration Statement on Form S-1 filed November 5, 2010 (File No. 333-170425) and incorporated herein by reference).

3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation dated as of February 14, 2011 (previously filed as Exhibit 4.3 to the Company’s Post-Effective Amendment No. 1 to Form S-1 on Form S-3 filed July 16, 2012 (File No. 333-170425) and incorporated herein by reference).

3.4	Second Amended and Restated By-Laws (previously filed as Exhibit 3.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 and incorporated herein by reference).

10.1*	Clinical Development and Option Agreement, dated June 6, 2016, by and between the Company and Kyowa Hakko Kirin Co., Ltd. (filed herewith).

10.2	Purchase Agreement, dated June 21, 2016, by and among the Company and Jefferies LLC, as representative of the several underwriters set forth on Schedule I thereto (previously filed as Exhibit 1.1 to the Company’s Current Report on Form 8-K filed June 24, 2016 and incorporated herein by reference).

10.3†	Third Amendment of the Medgenics, Inc. Stock Incentive Plan (as amended and restated effective March 5, 2012) (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 13, 2016 and incorporated herein by reference).

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101	Interactive Data File (filed herewith).

† Indicates a management contract or compensatory plan or arrangement.

* Portions of this exhibit have been omitted pursuant to a request for confidential treatment filed with the U.S. Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEDGENICS, INC.

Date: August 4, 2016	By:	/s/ Michael F. Cola
Michael F. Cola
President and Chief Executive Officer (Principal Executive Officer)

Date: August 4, 2016	By:	/s/ Brian D. Piper
Brian D. Piper
Chief Financial Officer (Principal Financial Officer)

