Form 10-Q
period 2016-09-30
MEDGENICS, INC.
filed 2016-11-03
CIK 1138776

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 001-35112

 Medgenics, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	98-0217544 (I.R.S. Employer Identification No.)

435 Devon Park Drive, Suite 715 Wayne, Pennsylvania (Address of Principal Executive Offices)	19087 (Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of October 31, 2016, the registrant had 37,097,843 shares of common stock, $0.0001 par value, outstanding

MEDGENICS, INC.

CONTENTS

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

-i-

MEDGENICS, INC. AND ITS SUBSIDIARY

PART I - FINANCIAL INFORMATION

ITEM 1 - Financial Statements

MEDGENICS, INC. AND ITS SUBSIDIARY

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

As of September 30, 2016

IN U.S. DOLLARS IN THOUSANDS

(Unaudited)

MEDGENICS, INC. AND ITS SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
U.S. dollars in thousands (except share and per share data)

	September 30,	December 31,
	2016	2015
	Unaudited
ASSETS

CURRENT ASSETS:

Cash and cash equivalents	$47,257	$53,064
Prepaid expenses and other current assets	589	747

Total current assets	47,846	53,811

LONG-TERM ASSETS:

Restricted lease deposits	30	23
Property and equipment, net	454	424

Total long-term assets	484	447

Total assets	$48,330	$54,258

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

Trade payables	$618	$1,322
Other accounts payable and accrued expenses	4,878	2,586

Total current liabilities	5,496	3,908

Total liabilities	5,496	3,908

STOCKHOLDERS' EQUITY:

Common stock - $0.0001 par value; 100,000,000 shares authorized; 37,106,343 shares issued and 37,097,843 shares outstanding at September 30, 2016; 32,869,217 shares issued and 32,860,717 shares outstanding at December 31, 2015	4	4
Additional paid-in capital	214,381	188,476
Accumulated deficit	(171,551)	(138,130)

Total stockholders' equity	42,834	50,350

Total liabilities and stockholders' equity	$48,330	$54,258

The accompanying notes are an integral part of the interim consolidated financial statements.

MEDGENICS, INC. AND ITS SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS
U.S. dollars in thousands (except share and per share data)

	Nine months ended September 30,		Three months ended September 30,
	2016	2015	2016	2015
	Unaudited

Research and development expenses	$23,417	$12,927	$7,725	$4,568

Less:
Participation by the Office of the Chief Scientist	(196)	(1,797)	(196)	(367)

Research and development expenses, net	23,221	11,130	7,529	4,201

Non-recurring research and development expenses resulting from acquisition	-	8,170	-	8,170

General and administrative expenses	10,178	10,832	3,042	2,996

Operating loss	(33,399)	(30,132)	(10,571)	(15,367)

Financial expenses	(10)	(1,431)	-	(1,192)
Financial income	4	45	14	44

Loss before taxes on income	(33,405)	(31,518)	(10,557)	(16,515)

Taxes on income	16	11	13	6

Net loss	$(33,421)	$(31,529)	$(10,570)	$(16,521)

Basic loss per share	$(0.97)	$(1.27)	$(0.29)	$(0.66)

Diluted loss per share	$(0.97)	$(1.30)	$(0.29)	$(0.66)
Weight average number of common stock used in computing basic loss per share	34,510,787	24,911,481	37,080,789	24,982,577
Weight average number of common stock used in computing diluted loss per share	34,510,787	24,974,128	37,080,789	24,982,577

The accompanying notes are an integral part of the interim consolidated financial statements.

MEDGENICS, INC. AND ITS SUBSIDIARY

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
U.S. dollars in thousands (except share and per share data)

	Common stock			Additional paid-in capital	Accumulated deficit	Total stockholders' equity
	Shares	Amount

Balance as of December 31, 2015	32,860,717	$4		$188,476	$(138,130)	$50,350
Issuance of common stock at $5.50 per share, net	3,835,261	(*	)	19,556	-	19,556
Stock-based compensation related to options granted to consultants, directors and employees	-	-		6,187	-	6,187
Exercise of options and warrants	401,865	(*	)	162	-	162
Net loss	-	-		-	(33,421)	(33,421)

Balance as of September 30, 2016 (unaudited)	37,097,843	$4		$214,381	$(171,551)	$42,834

(*) Represents an amount lower than $1.

The accompanying notes are an integral part of the interim consolidated financial statements.

MEDGENICS, INC. AND ITS SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
U.S. dollars in thousands

	Nine months ended September 30,
	2016	2015
	Unaudited

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(33,421)	$(31,529)
Adjustments to reconcile loss to net cash used in operating activities:
Depreciation	230	181
Loss on disposal of property and equipment	-	18
Stock-based compensation related to options and restricted shares granted to employees, directors and consultants	6,187	7,638
Change in fair value of warrants classified as a liability	-	1,370
Accrued severance pay	-	(103)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	158	(780)
Trade payables	(704)	355
Other accounts payable and accrued expenses	2,286	5,972
Restricted lease deposits	(7)	-
Net cash used in operating activities	(25,271)	(16,878)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(260)	(113)
Net cash used in investing activities	$(260)	$(113)

The accompanying notes are an integral part of the interim consolidated financial statements.

MEDGENICS, INC. AND ITS SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
U.S. dollars in thousands

	Nine months ended September 30,
	2016	2015
	Unaudited
CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from issuance of shares, net	$19,562	$-
Proceeds from exercise of options and warrants	162	1,428

Net cash provided by financing activities	19,724	1,428

Decrease in cash and cash equivalents	(5,807)	(15,563)

Balance of cash and cash equivalents at the beginning of the period	53,064	33,288

Balance of cash and cash equivalents at the end of the period	$47,257	$17,725

Supplemental disclosure of cash flow information:

Cash paid during the period for taxes	$16	$11

Classification of liability in respect of warrants into equity due to exercise of warrants	$-	$1,982

Supplemental disclosure of non-cash flow information:

Deferred issuance costs	$-	$278

The accompanying notes are an integral part of the interim consolidated financial statements.

MEDGENICS, INC. AND ITS SUBSIDIARY

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except share and per share data)

NOTE 1:- GENERAL

a.	Medgenics, Inc. (the "Company") was incorporated in January 2000 in Delaware. The Company has a wholly-owned subsidiary, Medgenics Medical Israel Ltd. (the "Subsidiary"), which was incorporated in Israel in March 2000. The Company and the Subsidiary are engaged in the research and development of products in the field of biotechnology and associated medical equipment industry.

On October 20, 2016 the Company’s common stock ceased trading on the NYSE MKT and trading commenced on the NASDAQ stock market on October 21, 2016.

b.	As reflected in the accompanying financial statements, the Company incurred a net loss for the nine month period ended September 30, 2016 of $33,421 and had a negative cash flow from operating activities of $25,271 during the nine month period ended September 30, 2016. The accumulated deficit as of September 30, 2016 is $171,551. The Company and the Subsidiary have not yet generated revenues from product sale.

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

If, upon the Company’s exercise of the Option, KHK chooses to continue the collaboration as a co-development/co-commercialization arrangement, the Company will have the exclusive right to develop, manufacture and commercialize the Licensed Products in the United States and Canada. The Company will be required to pay KHK an initial license fee in the low single-digit millions of dollars and may pay KHK up to an additional $18 million upon the achievement of certain regulatory milestones related to the Licensed Products. The parties will share the anticipated costs of development of the first Licensed Product in the Field in the United States, Canada and the European Union with the Company responsible for any costs in excess of an agreed cap.

If, upon the Company’s exercise of the Option, KHK chooses to continue the collaboration as a co-development/co-commercialization arrangement, the Company will have the exclusive right to develop, manufacture and commercialize the Licensed Products in the United States and Canada. The Company will be required to pay KHK an initial license fee in the low single-digit millions of dollars and may pay KHK up to an additional $18 million upon the achievement of certain regulatory milestones related to the Licensed Products. The parties will share the anticipated costs of development of the first Licensed Product for the treatment, prevention, and diagnosis of specified pediatric onset rare and orphan inflammatory diseases (including severe pediatric onset inflammatory bowel diseases such as Crohn’s disease and ulcerative colitis, or IBD) and other specified pediatric onset rare and orphan auto-immune diseases, or, collectively, the Field, in the United States, Canada and the European Union with the Company responsible for any costs in excess of an agreed cap.

NOTE 2:- SIGNIFICANT ACCOUNTING POLICIES

a.	The accompanying unaudited interim financial statements of the Company, have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and the rules of the Securities and Exchange Commission ("SEC") and should be read in conjunction with the audited financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2015 ("2015 Form 10-K") as filed with the SEC. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements that would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year as reported in the 2015 Form 10-K have been omitted.

MEDGENICS, INC. AND ITS SUBSIDIARY

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except share and per share data)

NOTE 2:- SIGNIFICANT ACCOUNTING POLICIES (Cont.)

b.	Recently issued accounting pronouncements:

In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, or ASU 2014-15. ASU 2014-15 requires management to assess an entity’s ability to continue as a going concern and to provide related disclosures in certain circumstances. The requirements of ASU 2014-15 will be effective for the annual financial statement period beginning after December 15, 2016, with early adoption permitted. We are currently evaluating the impact that the adoption of the standards may have on our consolidated financial statements and additional changes may be identified.

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which amends ASC Topic 718, Compensation – Stock Compensation, and includes provisions intended to simplify various aspects related to how share-based payments are accounted for and presented in the financial statements. The new standard is effective for our annual period ending after December 15, 2016, and for annual and interim periods thereafter, with early adoption permitted. We are currently evaluating the impact that the adoption of the standards may have on our consolidated financial statements and additional changes may be identified.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on our consolidated financial statements upon adoption.

NOTE 3:- SEVERANCE PAY

In February 2016, one of the Company’s executives was terminated. As a result, the Company recorded severance benefits in the approximate amount of $1,000 of which $483 was paid in February 2016 and the remainder, to be paid in January 2017, is included in “Other accounts payable and accrued expenses”.

In addition, all options granted to such executive under the Company’s stock incentive plan became fully vested and shall remain exercisable through the 24-month anniversary of the termination date. As a result of this termination, the non-cash equity compensation expense included in general and administrative expenses for the three and nine months ended September 30, 2016 is nil and $922, respectively.

MEDGENICS, INC. AND ITS SUBSIDIARY

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except share and per share data)

NOTE 4:- STOCKHOLDERS' EQUITY

a.	Issuance of shares to investors:

In June 2016, the Company completed an underwritten public offering of 3,835,261 shares of common stock, including 195,261 shares sold pursuant to the partial exercise of an option granted to the underwriters to purchase additional shares of common stock. The shares were offered to the public at a price of $5.50 per share. Gross proceeds were $21,094 or approximately $19,556 in net proceeds after deducting underwriting discounts and commissions of $1,266 and other offering costs of approximately $272.

b.	Issuance of stock options and warrants to employees and directors:

A summary of the Company's activity for options and warrants granted to employees and directors is as follows:

	Nine months ended September 30, 2016
	Number of options and warrants	Weighted average exercise price	Weighted average remaining contractual terms (years)	Aggregate intrinsic value
Outstanding at December 31, 2015	10,065,536	$5.78	6.48	$10,349

Granted	2,467,700	$4.63

Exercised	(889,440)	$2.58

Forfeited	(674,175)	$6.67

Outstanding at September 30, 2016	10,969,621	$5.79	6.41	$6,881

Vested and expected to vest at September 30, 2016	10,568,195	$5.80	6.31	$6,667

Exercisable at September 30, 2016	7,096,050	$5.91	5.02	$4,949

Calculation of aggregate intrinsic value is based on the closing share price of the Company's common stock as reported on the NYSE MKT on September 30, 2016 ($5.57 per share).

As of September 30, 2016, there was $7,572 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted to employees and directors. That cost is expected to be recognized over a weighted-average period of 1.8 years.

MEDGENICS, INC. AND ITS SUBSIDIARY

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except share and per share data)

NOTE 4:- STOCKHOLDERS' EQUITY (Cont.)

b.	Issuance of stock options and warrants to employees and directors (cont.):

The Company has granted stock options to certain R&D employees of the Company, which contain performance-based vesting criteria. Stock-based compensation expense associated with these performance-based stock options is recognized if the achievement of the performance condition is considered probable based on management’s best estimate .

c.	Issuance of options and warrants to consultants:

A summary of the Company's activity for warrants and options granted to consultants is as follows:

	Nine months ended September 30, 2016
	Number of options and warrants	Weighted average exercise price	Weighted average remaining contractual terms (years)	Aggregate intrinsic value
Outstanding at December 31, 2015	480,898	$6.65	2.67	$391

Exercised	(50,000)	$4.01
Forfeited	(50,077)	$6.59

Outstanding at September 30, 2016	380,821	$7.01	1.50	$193

Exercisable at September 30, 2016	367,488	$7.08	1.44	$185

Calculation of aggregate intrinsic value is based on the closing share price of the Company's common stock as reported on the NYSE MKT on September 30, 2016 ($5.57 per share).

As of September 30, 2016, there was $16 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted to consultants. That cost is expected to be recognized over a weighted-average period of one year.

d.	Compensation expenses:

Compensation expenses related to restricted shares, warrants and options granted to employees, directors and consultants was recorded in the Consolidated Statement of Operations in the following line items:

	Nine months ended September 30,		Three months ended September 30,
	2016	2015	2016	2015

Research and development expenses	$2,197	$1,506	$711	$525
General and administrative expenses	3,990	6,132	1,213	1,273

	$6,187	$7,638	$1,924	$1,798

MEDGENICS, INC. AND ITS SUBSIDIARY

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except share and per share data)

NOTE 4:- STOCKHOLDERS' EQUITY (Cont.)

e.	Summary of shares to be issued upon exercise of options and warrants:

A summary of shares to be issued upon exercise of all the options and warrants, segregated into ranges, as of September 30, 2016 is presented in the following table:

		As of September 30, 2016
		Shares to be	Shares to be
		issued upon	issued upon	Weighted average
		exercise of	exercise of	remaining
	Exercise	options and	options and	contractual terms
	price per	warrants	warrants	of options and
Options / Warrants	share ($)	outstanding	exercisable	warrants (in years)
Options:
Granted to Employees and Directors
	2.66-3.14	193,000	193,000	5.2
	3.64-4.99	5,165,229	3,353,436	6.1
	5.07-7.37	4,400,527	2,419,766	7.4
	8.09-10.80	1,210,865	1,129,848	2.0
		10,969,621	7,096,050

Granted to Consultants	5.02-6.65	54,348	41,015	4.2

Total Shares to be Issued upon Exercise of Options		11,023,969	7,137,065

Warrants:

Granted to Consultants	3.76-4.99	125,000	125,000	1.6
	9.17-11.16	201,473	201,473	0.7
		326,473	326,473

Granted to Investors	6.78-8.34	4,582,920	4,582,920	1.2

Total Shares to be Issued upon Exercise of Warrants		4,909,393	4,909,393

Total Shares to be Issued upon Exercise of Options and Warrants		15,933,362	12,046,458

f.	In April 2016, the stockholders approved an amendment to the Company’s stock incentive plan increasing the number of shares of common stock authorized for issuance thereunder to a total of 9,178,571 shares of common stock.

MEDGENICS, INC. AND ITS SUBSIDIARY

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except share and per share data)

NOTE 5:- LOSS PER SHARE

Details in the computation of diluted loss per share:

	Nine months ended September 30,
	2016		2015
	Weighted average number of shares	Net loss	Weighted average number of shares	Net loss

For the computation of basic loss	34,510,787	$33,421	24,911,481	$31,529

Effect of potential dilutive common shares issuable upon exercise of warrants classified as liability	-	-	62,647	$824	(*)

For the computation of diluted loss	34,510,787	$33,421	24,974,128	$32,353

(*)	Financial income resulted from changes in fair value of warrants classified as liability.

The total weighted average number of shares related to the outstanding options, warrants and restricted shares excluded from the calculations of diluted loss per share due to their anti-dilutive effect was 16,811,804 and 17,897,262 for the nine months ended September 30, 2016 and 2015 respectively.

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

We have partnered with the Center for Applied Genomics, or CAG, at The Children’s Hospital of Philadelphia, or CHOP, to implement a genomics-medicine driven approach to drug development. CAG’s assets include a fully automated biorepository containing specimens from more than 75,000 pediatric patients and 150,000 of their relatives. The sample is highly enriched for rare and orphan diseases and the large majority of patients have been genotyped. Their phenotypes are recorded in a modern electronic health record that is linked to the genomics database. The patients have consented to anonymized use of their data for research and follow up contact if needed.

CAG continues to discover important and novel genetic biomarkers by both genome-wide association studies and exome sequencing and analysis of affected individuals and their family members. Such markers not only identify patients with the disease but frequently point to the cause of the disease and suggest targets and feasible intervention strategies that include protein or peptide therapy, monoclonal antibodies, drugs or gene therapy. By working initially in pediatric populations of specific diseases, confounding environmental factors seen in older patients are minimized.

Our therapeutic strategy is to work closely with our collaborators at CAG to identify populations of need with well-characterized, novel, genetically-defined targets. We then designate an actionable therapeutic development approach based upon the target, the biology and human pathophysiology, and the clinical and regulatory pathways. The collaboration affords us with unique and proprietary insight into these diseases and allows us to better select therapeutic approaches, including the appropriateness of applying our TARGTTM gene therapy technology. This, in turn, allows us to rapidly identify appropriate potential therapeutics that have already been tested in patients but were not advanced due to either lack of efficacy in a different patient population or for strategic reasons. We believe there are hundreds of such therapeutics potentially available for development. Many of these have remaining composition of matter patent life and many would be eligible for regulatory exclusivity based on first registration (up to 12 years for biologics), as well as orphan drug and additional pediatric exclusivity. Because these potential therapeutics have already been tested in patients and have significant regulatory safety data generated, the time and cost to file an investigational new drug application in the United States or investigational medicinal product dossier in Europe and initiate additional clinical trials, should be substantially reduced.

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

Our initial program arising out of our genomic medicine strategy is the development candidate NFC-1 (MDGN-001). Through our acquisition of neuroFix, LLC, or neuroFix, in September 2015, we acquired the rights to develop NFC-1, as well as the rights to certain data derived from a clinical trial and other studies of NFC-1. NFC-1 is a first-in-class, non-stimulant metabotropic glutamate receptor, or mGluR, neuromodulator that is being developed for the treatment of mGluR network mutation positive Attention Deficit Hyperactivity Disorder, or ADHD, as well as neuropsychiatric symptoms resulting from a related rare genetic disorder, 22q11.2 Deletion Syndrome. We intend to develop NFC-1 for the treatment of mGluR network mutation positive ADHD, or mGluR+ ADHD, and certain other neurological and neuropsychological indications. A Phase 2/3 trial for mGLuR+ ADHD is currently enrolling patients. A Phase 1b trial for the treatment of the psychiatric symptoms of 22q11.2 Deletion Syndrome is now recruiting and is expected to begin enrolling patients in the fourth quarter of 2016. A Phase 1b clinical trial of NFC-1 in adolescents with ADHD and disruptions in the mGluR gene network was completed in 2015, demonstrating the safety of NFC-1 and signaling potential efficacy in the adolescents treated.

Anti-LIGHT Monoclonal Antibody

Our second development program to come from the CHOP collaboration is for the development and potential commercialization of a first-in-class anti-LIGHT monoclonal antibody, or the Antibody (MDGN-002). In June 2016 we entered into the Development and Option Agreement with KHK. Under the Development and Option Agreement, we received an exclusive option for exclusive rights to develop and commercialize products containing the Antibody, or a Licensed Product, and to conduct various development activities with respect to the Antibody, including the conduct of a signal finding study testing the Antibody in Severe Pediatric Onset Inflammatory Bowel Disease, or the Study. The Study, expected to initiate in the fourth quarter of 2016, will be conducted under an existing investigational new drug application previously filed with the United States Food and Drug Administration by KHK and transferred to us pursuant to the Development and Option Agreement.

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

Co-Development/Co-Commercialization Arrangement (Plan A)

Under the co-development/co-commercialization arrangement (Plan A), we will have the exclusive right to develop, manufacture and commercialize the Licensed Products in the Field in the United States and Canada. We will also be responsible for development and regulatory approval of the first Licensed Product in the European Union and then transferring such regulatory approval to KHK or its designee. We will be responsible for the manufacture of the Licensed Products for use by the parties in clinical trials as well as for commercialization in their respective fields and/or territories, with KHK purchasing the Licensed Products from us.

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

Financial Operations Overview

We have generated significant losses to date, and we expect to continue to generate losses as we progress towards the commercialization of our product candidates. We incurred net losses of approximately $33.42 million for the nine month period ended September 30, 2016. As of September 30, 2016, we had stockholders’ equity of approximately $42.83 million. As of September 30, 2016, we had cash and cash equivalents of $47.26 million, which we believe will provide funding for our operations at least through the first quarter of 2018. We are unable to predict the extent of any future losses or when we will become profitable, if at all.

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

Conducting a significant amount of development is central to our business model. Product candidates in later-stage clinical development generally have higher development costs than those in earlier stages of development, primarily due to the significantly increased size and duration of the clinical trials. Research and development expenses will likely increase as we advance the development of NFC-1 (MDGN-001) and the Antibody (MDGN-002) and look to advance our earlier-stage research and development projects.

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

Results of Operations for the Nine Months Ended September 30, 2016 and 2015

Research and Development Expenses

Gross research and development expenses for the nine months ended September 30, 2016 were $23.42 million increasing from $12.93 million for the same period in 2015 mainly due to increased sub-contractor costs to advance our clinical activities related to NFC-1 (MDGN-001) program. Net research and development expenses for the nine months ended September 30, 2016 were $23.22 million, increasing from $11.13 million for the same period in 2015. The increase in net research and development expenses was due to the increase in gross research and development expenses as detailed above in addition to a decrease of $1.60 million in the amount of development grants received from the Israeli Office of the Chief Scientist, or the OCS.

Non-recurring research and development expenses of $8.17 million for the nine months ended September 30, 2015 were related to the neuroFix acquisition, which was accounted for as a purchase of an asset in accordance with ASC 805 and thus recorded as expense.

General and Administrative Expenses

General and administrative expenses for the nine months ended September 30, 2016 were $10.18 million, decreasing from $10.83 million for the same period in 2015 primarily due to a decrease in stock-based compensation expenses related to options granted to directors, which was offset in part by severance benefits recorded upon the termination of an officer.

Financial Income and Expenses

Financial income for the nine months ended September 30, 2016 and 2015 was de minimis.

Financial expenses for the nine months ended September 30, 2016 were de minimis, decreasing from $1.43 million for the same period in 2015. The $1.43 million of financial expenses in 2015 was mainly due to an increase in the valuation of our warrant liability. All warrants requiring revaluation were exercised in 2015, thus eliminating such liability in 2016.

Results of Operations for the Three Months Ended September 30, 2016 and 2015

Research and Development Expenses

Gross and net research and development expenses for the three months ended September 30, 2016 were $7.73 million and $7.53 million, respectively, increasing from $4.57 million and $4.20 million, respectively, for the same period in 2015 mainly due to increased sub-contractor costs to advance our clinical activities related to the NFC-1 (MDGN-001) program.

Non-recurring research and development expenses of $8.17 million for the three months ended September 30, 2015 were related to the neuroFix acquisition, which was accounted for as a purchase of an asset in accordance with ASC 805 and thus recorded to expense.

General and Administrative Expenses

General and administrative expenses for the three months ended September 30, 2016 were $3.04 million, increasing slightly from $3.0 million for the same period in 2015.

Financial Income and Expenses

Financial income for the three months ended September 30, 2016 and 2015 was de minimis.

Financial expenses for the three months ended September 30, 2016 were de minimis, decreasing from $1.19 million for the same period in 2015. The $1.19 million of financial expenses in 2015 was mainly due to an increase in the valuation of our warrant liability. All warrants requiring revaluation were exercised in 2015, thus eliminating such liability in 2016.

Liquidity and Capital Resources

Sources of Liquidity

We have financed our operations primarily through a combination of equity issues, debt issues and grants from the OCS and other third parties.

We received $13.97 million from inception through September 30, 2016 from the OCS in development grants, $0.41 million of which was received during the nine months ended September 30, 2016.

In June 2016, we completed a registered public offering of 3,835,261 shares of common stock, which includes 195,261 shares sold pursuant to the partial exercise of the underwriters’ over-allotment option, at a price to the public of $5.50 per share. The net proceeds from this offering to us were approximately $19.56 million, after deducting underwriting discounts and commissions and offering expenses of $1.54 million.

Cash Flows

We had cash and cash equivalents of $47.26 million at September 30, 2016 and $53.06 million at December 31, 2015. The decrease in our cash balance during the nine months ended September 30, 2016 was primarily related to an increase in cash used in operating activities during the nine months ended September 30, 2016, which was offset by the net proceeds of the registered public offering of common stock during the period of $19.56 million.

Net cash used in operating activities of $25.27 million for the nine months ended September 30, 2016 and $16.88 million for the nine months ended September 30, 2015 primarily reflected our cash expenses for our operations.

Net cash used in investing activities relates to our purchases of property and equipment.

Net cash provided by financing activities during the nine months ended September 30, 2016 was $19.72 million, primarily the result of net proceeds of the registered public offering of $19.57 million. Net cash provided by financing activities of $1.34 million during the nine months ended September 30, 2015 was the result of the exercise of options and warrants.

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

Without taking into account any revenue we may receive as a result of licensing or other commercialization agreements, we believe that cash on hand, including the net proceeds we received from our public offerings of common stock in the fourth quarter of 2015 and the second quarter of 2016, will be sufficient to enable us to fund our operating expenses and capital expenditure requirements at least through the first quarter of 2018. We have based this estimate on assumptions that may prove to be wrong, and we could use our available resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our current and anticipated clinical trials.

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

For the purpose of valuing options granted to our employees and directors during the nine months ended September 30, 2016 and 2015, we used the Binomial options pricing model. To determine the risk-free interest rate, we utilized the U.S. Treasury yield curve in effect at the time of grant with a term consistent with the expected term of our awards. We estimated the expected life of the options granted based on anticipated exercises in the future periods assuming the success of our business model as currently forecast. The expected dividend yield reflects our current and expected future policy for dividends on our common stock. The expected stock price volatility for our stock options was calculated by examining historical volatilities for publicly traded industry peers as we do not have sufficient trading history for our common stock. We will continue to analyze the expected stock price volatility and expected term assumptions as more historical data for our common stock becomes available. We currently estimate that we will experience 8% forfeitures for those options currently outstanding.

Off-Balance Sheet Arrangements

There have been no material changes to the discussion of off-balance sheet arrangements included in our Annual Report on Form 10-K for the year ended December 31, 2015.

ITEM 3 - Quantitative and Qualitative Disclosures about Market Risk

There has been no significant change in our exposure to market risk during the nine months ended September 30, 2016. For a discussion of our exposure to market risk, refer to Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” contained in our Annual Report on Form 10-K for the year ended December 31, 2015.

ITEM 4 - Controls and Procedures

Evaluation of disclosure controls and procedures

As required by Rule 13a-15(b) of the Exchange Act, in connection with the filing of this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2016, the end of the period covered by this report.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

MEDGENICS, INC.

Date: November 3, 2016	By:	/s/ Michael F. Cola
Michael F. Cola President and Chief Executive Officer (Principal Executive Officer)

Date: November 3, 2016	By:	/s/ Brian D. Piper
Brian D. Piper Chief Financial Officer (Principal Financial Officer)