Form 10-K
period 2016-12-31
Aevi Genomic Medicine, Inc.
filed 2017-03-09
CIK 1138776

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 001-35112

Aevi Genomic Medicine, Inc.

(Exact name of registrant as specified in its charter)

Delaware	98-0217544
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

435 Devon Park Drive, Suite 715 Wayne, Pennsylvania	19087
(Address of Principal Executive Offices)	(Zip Code)

(610) 254-4201

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of exchange on which registered

Common stock, par value $0.0001 per share	Nasdaq Global Market

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of common stock held by non-affiliates of the registrant, computed by reference to the closing price of the registrant’s common stock on the NYSE on June 30, 2016, as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $188.3 million.

As of March 3, 2017, the registrant had 37,109,843 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be issued in conjunction with the registrant’s annual meeting of stockholders to be held in 2017 are incorporated by reference into Part III of this Annual Report on Form 10-K. The proxy statement will be filed by the registrant with the Securities and Exchange Commission not later than 120 days after the end of the registrant’s fiscal year ended December 31, 2016.

AEVI GENOMIC MEDICINE, INC.

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

Unless the context otherwise requires, all references in this Annual Report on Form 10-K to the “Company”, “Aevi Genomic Medicine”, “we,” “us” and “our” refer to Aevi Genomic Medicine, Inc., a Delaware corporation organized on January 27, 2000, and its wholly-owned subsidiaries, Medgenics Medical (Israel) Ltd. and neuroFix, LLC. We use TARGTTM, TARGTEPOTM and the Aevi Genomic Medicine logo as trademarks in the United States and elsewhere. All other trademarks or trade names referred to in this document are the property of their respective owners.

PART I

ITEM 1 - Business.

Overview

We are a clinical stage biopharmaceutical company with an emphasis on identifying the genetic drivers of disease and applying this understanding to the pursuit of differentiated novel therapies for pediatric onset, life-altering diseases, including rare and orphan diseases. Our lead program, AEVI-001, is an oral, non-stimulant glutamatergic neuromodulator which is currently being studied in our Phase 2/3 SAGA trial, for a genetically-defined subset of adolescent Attention Deficit Hyperactivity Disorder, ADHD, patients with specific mutations in their mGluR gene network, which we refer to as mGluR+ ADHD. We expect to release top line results for this trial in the first quarter of 2017. We are also studying AEVI-001 in patients with 22q Deletion Syndrome, or 22q DS, a rare genetic pediatric disorder, and expect data from this signal finding trial in 2017. Furthermore, we intend to initiate signal finding studies of AEVI-001 in Autism Spectrum Disorders, ASD, and Pediatric Generalized Anxiety Disorder, PGAD, patients and expect top-line results from these studies in 2017.

 We are focused on finding treatments for genetically defined diseases for which there are limited therapeutic options currently available, with a focus on pediatric patients. This strategy begins with identifying and genetically validating a therapeutic target and using genomic medicine to guide product development. The strategy also involves identifying and acquiring otherwise abandoned or overlooked drug candidates and matching targets and mechanisms of action to novel genetic discoveries.

We have partnered with the Center for Applied Genomics, or CAG, at The Children’s Hospital of Philadelphia, or CHOP, to implement a genomic medicine driven approach to drug development. CAG’s assets include a fully automated biorepository containing specimens from more than 75,000 pediatric patients and 150,000 relatives of those patients. The sample is highly enriched for rare and orphan diseases and the large majority of patients have been genotyped. Their phenotypes are recorded in a modern electronic health record that is linked to the genomics database. The patients in the database have consented to anonymized use of their data for research and follow up contact if needed.

CAG continues to discover important and novel genetic biomarkers by both genome-wide association studies and exome sequencing and analysis of affected individuals and their family members. Such markers not only identify patients with the disease but frequently point to the cause of the disease and suggest targets and feasible intervention strategies that include protein or peptide therapy, monoclonal antibodies, drugs or gene therapy. By working initially in pediatric populations of specific diseases, we can minimize the confounding environmental factors seen in older patients. In addition, the availability of robust genetic biomarkers allows us to design trials that focus on a highly-enriched patient population that is more likely to respond to targeted therapies and further enhance the likelihood of clinical and regulatory success. We believe this will allow us to implement more efficient and shorter clinical development programs, that will lead to higher value medicines that can address critical needs in patients suffering from rare and orphan diseases.

Our Product Pipeline

The following table summarizes the status of our development programs as of the date of this Annual Report:

AEVI-001 Development Programs (CNS)

The lead program from our genomic research collaboration with CHOP is the development candidate AEVI-001. Through our acquisition of neuroFix, LLC, or neuroFix, in September 2015, we acquired the rights to develop AEVI-001 (then known as NFC-1), as well as the rights to certain data derived from a clinical trial and other studies of AEVI-001.

AEVI-001 is a first-in-class non-stimulant metabotropic glutamate receptor, or mGluR, modulator.

The selection of AEVI-001 for development in the mGluR+ ADHD patients was the result of a rationale search process conducted to specifically identify therapeutic candidates with a demonstrated ability to modulate glutamate signaling via mGluR network. The role of glutamate in ADHD and other CNS disorders is supported by recent neuroimaging studies that suggest glutamate levels are abnormal in children with ADHD. These abnormalities appear to be concentrated in the anterior singular cortex region of the brain, as evidenced by volumetric and functional magnetic resonance imagery studies, as well as targeted studies of magnetic resonance spectroscopy. Additional supportive evidence for targeting glutamate modulation is provided by genetic studies that have identified mutations in glutamatergic genes that are enriched in children with ADHD.

Our ADHD Opportunity

We are developing AEVI-001 to treat a sub-population of ADHD patients who have genetic mutations that disrupt the mGluR network, resulting in glutamate imbalance. ADHD is one of the most common childhood neurodevelopmental disorders of childhood. In the United States, the Center for Disease Control estimates that 6.4 million children 4-17 years of age (11%) have been diagnosed with ADHD. It is usually first diagnosed in childhood and often lasts into adulthood. Approximately 25% of pediatric ADHD patients are mGluR mutation positive, thereby representing approximately 1.5 million patients in the U.S. eligible for treatment with AEVI-001. Based on pricing assumptions of currently available ADHD therapies, as well as established compliance and adherence rates, this equates to a potential $2 billion to $3 billion market opportunity for the drug.

ADHD is defined as a persistent pattern of inattention and/or hyperactivity-impulsivity that interferes with functioning or development. ADHD causes significant impairment in childhood and throughout the lifespan, as well as increased mortality and psychosocial adversity. There is no definitive management for ADHD; current management frequently includes a combination of educational support, behavioral interventions, and pharmacotherapy. Current standard of care is the stimulant class of medications including immediate- and extended-release methylphenidate and amphetamine; these products represent 90% of sales in the United States. In 2016, ADHD pharmaceutical product sales in the United States were approximately $11 billion, and grew at a compounded annual growth rate of approximately 2% from 2012 to 2016. However, while conferring great benefit for many individuals, currently available ADHD medications also have significant limitations including decreased appetite, weight loss, and insomnia.

Prevalence of mGluR Network Mutations

To examine the prevalence of mGluR network mutations in the broader pediatric and adolescent ADHD populations, we are conducting a large-scale non-interventional phenotype/genotype study at 25 sites across the United States. As of the end of 2016, the study had genotyped over 1,800 ADHD patients aged 6-17 years. Interim data presented at the 2016 AACAP meeting in 1,013 children showed an overall mGluR+ frequency of 22% with a higher 75/291 (26%) prevalence in patients aged 6-12 years and 145/722 (20%) patients aged 13-17 years. The interim data also showed that patients with the mGluR mutations had significantly higher prevalence of symptoms associated with emotional dysregulation, particularly disruptive behavior and anger control.

mGluR Network Mutations Highly Predictive of ADHD

A recent study genotyped 3,445 ADHD patients from the CHOP Psychiatry and Behavioral Sciences Clinics to classify the prevalence of CNV mGluR+ mutations and the proportion of those patients who had already been diagnosed with ADHD. The research demonstrated the association between the excitatory glutamate neurotransmitter in the brain, mutations in the mGluR pathway, and ADHD in pediatrics who possess these mutations. The study also clearly demonstrated the highly predictive capabilities of the genetic biomarker, as demonstrated by the fact that 98% of the patients with the identified mGluR network mutations had a positive diagnosis of ADHD (the study was conducted on a blinded basis). We believe the genomic validation for AEVI-001 addresses a key inefficiency in the current ADHD diagnosis and treatment paradigm, and may lead to improved safety and ultimately a personalized approach to treatment.

Development of AEVI-001 in ADHD

The GREAT Study

A Phase Ib proof of concept trial (the GREAT study) of AEVI-001 in adolescent patients with ADHD was completed in 2015. The study enrolled 30 adolescents aged 12-17 with severe and genetically confirmed mGluR+ ADHD. Of the 30 enrolled patients, 17 had Tier 1 mGluR mutations, which are mutations in genes in the mGluR receptors or in genes that directly influence mGluR signaling. Seven patients had Tier 2 mutations, which are mutations in genes that encode proteins that influence mGluR. The remaining six patients had more distal Tier 3 mutations, which are mutations in genes that encode proteins that influence Tier 1 and Tier 2 genes.

Part 1 of the study measured safety and the pharmacokinetic profile of single ascending doses of 50-800mg of AEVI- 001. Part 2 of the study was single-blinded to patients and caregivers. Dosing was one week with placebo followed by four weeks of ascending doses from 50mg BID to 400mg BID of AEVI-001. The study used the Clinical Global Impression of Symptom Improvement (CGI-I) and the Vanderbilt Parent Rating Score (similar to the ADHD Rating Scale) to assess efficacy. Despite not being powered to show efficacy, the study demonstrated dose and duration-dependent improvements and response rates comparable to best-in-class ADHD therapies.

The treatment effect was more robust over time and at higher doses. In all patients, AEVI-001 showed weekly improvements in mean CGI-I from 3.79 during week 1 on placebo (baseline), 3.13 during week 2 (50mg BID), 2.79 during week 3 (100mg BID), 2.79 during week 4 (200mg BID) and 2.21 during week 5 (400mg BID). In all patients, AEVI-001 likewise showed weekly improvements in mean Vanderbilt scores from 29.1 during week 1 on placebo (baseline), 26.4 during week 2 (50mg BID), 24.0 during week 3 (100mg BID), 23.3 during week 4 (200mg BID) and 22.5 during week 5 (400mg BID).

The GREAT study also confirmed the previously observed pharmacokinetic profile of AEVI-001, showing the therapy to be well tolerated, with no treatment-related SAEs. Following the conclusion of the study, a majority of patients enrolled in an open label long-term safety study. Full data from the study was presented at the American Academy of Child and Adolescent Psychiatry (AACAP) meeting in October 2015.

The SAGA Trial

We have recently completed patient enrollment of the Phase 2/3 SAGA trial. The SAGA trial is a 90 patient, multi-center, 6-week, double-blind, randomized, placebo-controlled, parallel-design study to assess the efficacy and safety of AEVI-001 in adolescents (ages 12-17) with genetic mutations impacting metabotropic glutamate receptors (mGluR) and ADHD. We expect to release top-line efficacy and safety results from the trial in the first quarter of 2017. The primary endpoint in the trial is the change from baseline in the ADHD-rating scale (ADHD-RS-5) Total Score. The secondary endpoint is the change from baseline in the Clinical Global Impression - Global Improvement (CGI -I) Scale. Both scales have been widely used as measures of efficacy in clinical trials of currently available ADHD treatments in children and adolescents. The schematic below shows additional information related to the design of the SAGA trial.

Depending on results of the SAGA trial, we intend to hold an end of Phase 2 meeting with the FDA in mid 2017. Based upon our current expectations and pending discussions with the FDA, we would intend to initiate two placebo-controlled pivotal Phase 3 trials. We anticipate the first Phase 3 trial would study pediatric patients aged 6-12 years. The trial duration is estimated to be between 6-8 weeks. A second confirmatory Phase 3 dose optimization trial would likely enroll subjects aged 6-17 years. We also expect to include a companion diagnostic to identify CNV mGluR biomarkers in ADHD patients as a key part of the pivotal Phase 3 program design.

Development of AEVI-001 in 22q Deletion Syndrome (22q DS)

We are also enrolling patients in a signal finding trial for the treatment of the psychiatric symptoms of 22q Deletion Syndrome (22q DS), with initial data from that study expected by mid-year 2017. 22q DS is an orphan, severe autism spectrum disorder with significant co-morbidities. The disease has a prevalence of between 1:2000-1:4000, roughly equivalent with the more recognized Down’s Syndrome. We are exploring the therapeutic use of AEVI-001 in this patient population based upon analysis of two patients with 22q DS (one deletion, one duplication) in the GREAT study that saw marked symptom improvement while on therapy with AEVI-001. Enrolling patients into the signal finding study has been challenging, and the Company expects we may only have 2 patients enrolled by the time the study is ended.

Future Development of AEVI-001 in ASD and Generalized Pediatric Anxiety Opportunity

In addition, we are exploring development opportunities for AEVI-001 for the treatment of patients with ASD and PGAD. In 2012, 1 in 68 children were diagnosed with ASD in the United States, increasing from 1 in 150 in 2000. There is a high unmet need for pharmaceutical treatments for ASD as currently approved medications are indicated for only the symptoms of irritability in ASD patients. Data from the CAG has found that approximately 17% of ASD patients are mGluR+. Approximately 3% of U.S. children (3-17 years) have a current diagnosis of anxiety, and similar data from the CAG has shown approximately 13% of pediatric anxiety patients to be mGluR+. In both disorders, there are limited pharmacotherapy options available today.

Previous Study of AEVI-001

The originator company for AEVI-001, Nippon Shinyaku, conducted research showing the ability of AEVI-001 to cross the blood-brain barrier and ameliorate cognitive impairment in animal behavioral models, at concentrations achievable in humans. AEVI-001 was shown to have a compelling pharmacokinetic and metabolic profile, and to be a pan-selective activator and modulator of multiple mGluRs. Nippon Shinyaku studied AEVI-001 in vascular dementia, where approximately 1,000 adult patients were exposed to AEVI-001 for up to 12 months, in a development program that progressed through to Phase 3. AEVI-001 was shown to be well tolerated with no treatment-emergent serious adverse events (SAEs) in this patient population, but was not effective for the treatment of vascular dementia.

AEVI-002 (Autoimmunity)

The second program arising out of our genomic research collaboration with CHOP is the development candidate AEVI-002, a first-in-class anti-LIGHT monoclonal antibody, or the Antibody, being developed for use in Severe Pediatric Onset Crohn’s disease. Pediatric-onset Crohn’s disease has a more aggressive phenotype at younger ages. The genomic rationale for the use of anti-LIGHT antibody in Crohn’s disease was validated by CAG research showing the association to a loss of function mutation in decoy receptor 3 (DcR3). The estimated prevalence of the mutation is estimated at 10-15% of pediatric onset Crohn’s cases. An 8-week Phase Ib proof-of-concept study at CHOP will enroll up to 12 patients with the DcR3 mutation and a pediatric-onset Crohn’s disease diagnosis, with most subjects being refractory to treatment with TNF-α inhibitors. The endpoints of the trial include endoscopic evaluation, Crohn’s Disease Activity Index (CDAI) ratings and safety. We expect top-line data in the second half of 2017, at which point the Company has an option to license exclusive rights to the molecule for further development.

In June 2016, we entered into a Clinical Development and Option Agreement, or the Development and Option Agreement, with Kyowa Hakko Kirin Co., Ltd., or KHK, pursuant to which we acquired certain rights with respect to the development and potential commercialization of the Antibody. Under the Development and Option Agreement, we received an exclusive option for exclusive rights to develop products containing the Antibody, or an Antibody Licensed Product, exclusive rights to commercialize Antibody Licensed Product in various countries and to conduct various development activities with respect to the Antibody Licensed Product, including the conduct of a signal finding study testing the Antibody in Severe Pediatric Onset Inflammatory Bowel Disease, or the Study. We expect to initiate the Study in the first quarter of 2017. The terms of the Development and Option Agreement with KHK are more fully described under the section entitled “Licenses.”

Business Strategy

Our goal is to translate key scientific insights relating to underlying genomic drivers of disease into the development of effective and highly selective therapeutics. To execute our strategy, we intend to:

•	Rapidly advance our lead product candidate AEVI-001 through clinical development. AEVI-001, a first-in-class non-stimulant mGluR modulator, is being developed for the treatment of mGluR+ ADHD, as well as neuropsychiatric symptoms resulting from a related rare genetic disorder, 22q DS. AEVI-001 is currently being studied in the SAGA Phase 2/3 trial, a 90 patient, multicenter, 6-week, double-blind, randomized, placebo-controlled, parallel-design trial designed to assess the efficacy and safety of AEVI-001 in adolescents (ages 12-17) with genetic mutations impacting mGluR and ADHD. We have completed patient enrollment and we expect to release top-line efficacy and safety results from the trial in the first quarter of 2017.

•	Pursue development of AEVI-001 for various other diseases where our genomic insights suggest it may be an effective therapy. In addition to mGluR+ ADHD, we intend to develop AEVI-001 for the treatment of certain other neurological and neuropsychological indications, including but not limited to ASD, Pediatric Generalized Anxiety Disorder and Anorexia.

•	Rapidly advance our second clinical candidate AEVI-002 through clinical development. The second program arising out of our genomic research collaboration with CHOP is the development candidate AEVI-002, a first-in-class anti-LIGHT monoclonal antibody, or the Antibody, being developed for use in Severe Pediatric Onset Crohn’s disease. An 8-week signal finding study at CHOP will enroll up to 12 patients with the DcR3 mutation and a pediatric-onset Crohn’s disease diagnosis, with most subjects being refractory to treatment with TNF-α inhibitors. We expect top-line data in the second half of 2017, at which point we have an option to license exclusive rights to the molecule for further development.

•	Leverage our strategic collaborations to continue to implement a genomic medicine driven approach to drug development. Our therapeutic strategy is to work closely with our collaborators at CAG to identify populations of need with well-characterized, novel, genetically-defined targets. We then designate an actionable therapeutic development approach based upon the target and the biology and human pathophysiology of the relevant disease and likely clinical and regulatory pathways. The collaboration affords us with unique and proprietary insight into these diseases and allows us to better select therapeutic approaches.

•	Work with experienced third parties in the field of diagnostics. Because we often target genetic alterations that are detectable, companion diagnostics can be developed to identify these alterations. Once we have identified a target, we will initially use existing diagnostic tools to identify patient subsets that we believe will derive increased benefit from our product candidates. As we advance our targets clinically and determine the most important screening criteria, we will develop companion diagnostics as appropriate, with the help of technology partners, to identify patients and support registration and marketing of our product candidates.

•	Opportunistically in-license and acquire novel therapies for genomically identified targets for the treatment of disease. We plan to leverage our clinical drug development expertise and our relationships in the rare and orphan diseases community to identify and in-license or acquire additional product candidates that we believe have the potential to become novel treatments for diseases with significant unmet medical needs.

•	Potentially seek strategic collaborative relationships while maintaining flexibility in commercializing and maximizing the value of our development programs. We currently have global development, marketing and commercialization rights for all of the product candidates in our pipeline. We plan to develop and seek regulatory approval for their use in specific indications. While we may develop these products independently, we also may enter into strategic relationships with biotechnology or pharmaceutical companies to realize the full value of these products.

Intellectual Property

Our goals are to obtain, maintain, and enforce patent and trademark protection for our products, processes, methods, and other proprietary technologies, including the platform collaboration with CHOP and the TARGT platform, and to preserve our trade secrets both in the United States and elsewhere in the world. Our policy is to actively seek to obtain, where appropriate, the broadest intellectual property protection possible for our products, processes and methods that arise from our genomics platform collaboration with CHOP and for our TARGT platform through a combination of contractual arrangements, trade secrets, patents, and trademarks both in the United States and abroad.

Our ability to compete depends on our ability to maintain and enforce our intellectual property rights and operating without infringing the intellectual property of others and our ability to enforce our licenses. Our business could be materially harmed, and we could be subject to liabilities, because of lawsuits brought by others against us or our licensors and licensees. We will be able to protect our technology from unauthorized use by third parties only to the extent it is covered by valid and enforceable patents or is effectively maintained as trade secrets. Patents and other proprietary rights are an essential and material element of our business. Applications for patents and other intellectual property rights capable of being registered have been, and will be, filed in certain key jurisdictions. As we identify additional rare and orphan disease targets, we will seek protection for the related intellectual property rights in the United States and other relevant jurisdictions. There can be no assurance that the pending applications will result in patents ultimately being issued.

Our existing owned patent and patent application portfolio directed to TARGT currently contains 34 issued patents, and 13 pending and allowed patent applications and has issued or pending claims covering the key elements of the TARGT platform, including, but not limited to, genetically modified dermal micro-organs and methods of making same, methods for using genetically modified dermal micro-organs, devices and methods for harvesting and implanting genetically modified dermal micro-organs, and methods and uses for using these micro-organs in the treatment of diseases and disorders or in the alleviation of symptoms of a disease or disorder.

Our patent portfolio for AEVI-001 and AEVI-002 consists of licensed patents and patent applications. The applicable licenses are discussed below.

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

In addition to neuroFix having issued equity to CHOP in partial consideration for the rights granted under the license agreement (which equity was issued immediately prior, and subsequently purchased by us in, to the acquisition), CHOP is eligible for certain milestone and royalty payments under the license agreement as further described below:

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

CHOP License Agreement and Sponsored Research Agreement (SRA)

In November 2014, we entered into a license agreement, or the License Agreement, and a sponsored research agreement, or the Research Agreement, each with CHOP. Under the terms of the License Agreement, CHOP granted us (i) an exclusive, sublicensable license to use certain patent rights covering potential diagnostic and therapeutic targets, (ii) an exclusive, non-sublicensable license to use certain biospecimen and phenotypic data collected from patients with rare and orphan diseases and their family members, or the Biobank, (iii) a non-exclusive, sublicensable license to use certain know-how related to such patent rights, biospecimen and phenotypic data, (iv) a non-exclusive and non-sublicensable license to use certain biospecimen and phenotypic data collected from patients with non-rare and orphan diseases, and (v) an exclusive option to negotiate licenses to commercialize certain inventions that may be created in the future that target rare and orphan diseases. In consideration of the licenses and option granted under the License Agreement, we agreed to pay to CHOP a license issuance fee of $500,000, certain maintenance fees, certain milestone payments, low single-digit royalties on net sales of all licensed products and a percentage of amounts received from sublicensing activities. In February 2017, we amended the License Agreement. The amendment allows us to extend the period of our exclusive commercial access to the Biobank for rolling two year periods. The cost of each extension is $125,000 per year.

Under the terms of the Research Agreement, we agreed to sponsor research at CHOP with respect to the recruitment and genetic analysis of patients with rare and/or orphan diseases to accelerate discovery of diagnostic and therapeutic targets. As consideration for the research program, we are obligated to pay CHOP $4.75 million in 2017. We have extended the Research Agreement through June 30, 2018, for which additional payments totaling approximately $3.56 million will be due in 2018. The amendment also allows us to extend the Research Agreement for rolling two year periods in connection with the Company extending its exclusive commercial access to the Biobank under the License Agreement.

The License Agreement would terminate upon the expiration date of the last-to-expire royalty term under the License Agreement, however (i) CHOP may terminate the License Agreement upon an uncured default by us or the failure by us to meet certain development and/or commercialization milestones under the License Agreement or if we become insolvent or enter into bankruptcy proceedings, and (ii) we may terminate the License at any time with six months prior written notice to CHOP.

Development and Option Agreement, with Kyowa Hakko Kirin Co., Ltd. (KHK)

In June 2016, we entered into the Development and Option Agreement with KHK pursuant to which we acquired certain rights with respect to the development and potential commercialization of the Antibody. If we exercise our option under the Development and Option Agreement, KHK has 60 days to select one of two development and commercialization structures as follows:

PLAN A: Co-Development/Co-Commercialization Arrangement

If KHK selects the co-development/co-commercialization arrangement (Plan A), we will have the exclusive right to develop, manufacture and commercialize the Antibody Licensed Products in the treatment, prevention, and diagnosis of specified pediatric onset rare and orphan inflammatory diseases (including severe pediatric onset inflammatory bowel diseases such as Crohn’s disease and ulcerative colitis, or IBD) and other specified pediatric onset rare and orphan auto-immune diseases, or collectively, the Field, in the United States and Canada. We will also be responsible for development and regulatory approval of the first Antibody Licensed Product in the European Union and then transferring such regulatory approval to KHK or its designee. We will be responsible for the manufacture of the Antibody Licensed Products for use by the parties in clinical trials as well as for commercialization in their respective fields and/or territories, with KHK purchasing the Antibody Licensed Products from us.

We will be required to pay KHK an initial license fee in the low single-digit millions of dollars upon the co-development/co-commercialization arrangement becoming effective. We may pay KHK up to an additional $18 million upon the achievement of certain regulatory milestones related to the Antibody Licensed Products. The parties will share the anticipated costs of development of the first Antibody Licensed Product in the Field in the United States, Canada and the European Union with us being responsible for any costs in excess of an agreed cap. The parties will split profits from our sales of Antibody Licensed Products in the United States and Canada equally. KHK will pay us low double-digit royalties for sales of Antibody Licensed Products outside the United States and Canada and outside the Field in the United States and Canada.

PLAN B: Licensing Arrangement

If KHK selects the licensing arrangement (Plan B), we will have the exclusive right to develop, manufacture and commercialize the Antibody Licensed Products in the Field in the United States, Canada and the European Union. We will be responsible for the manufacture of the Antibody Licensed Products for use by the parties in clinical trials as well as for commercialization in their respective fields and/or territories.

We will be required to pay KHK an initial license fee in the low single-digit millions of dollars upon the licensing arrangement becoming effective. We may pay KHK up to an additional $28 million upon the achievement of certain regulatory milestones related to the Antibody Licensed Products. The parties will split profits from our sales of Antibody Licensed Products in the United States, Canada and the European Union with us being entitled to approximately 74% of such profits and KHK being entitled to approximately 26% of such profits. KHK will pay us low double-digit royalties for sales of Antibody Licensed Products outside the United States, Canada and the European Union and outside the Field in the United States, Canada and the European Union. We will be responsible for costs of development of Licensed Products in the United States, Canada and the European Union. KHK will have the right to purchase the Antibody Licensed Products from us.

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

Government Regulation

General

The production, distribution, and marketing of products employing our technology, and our development activities, are subject to extensive governmental regulation in the United States and in other countries. In the United States, our products are subject to the Federal Food, Drug, and Cosmetic Act, as amended, or FDCA, and the regulations of the FDA, as well as to other federal, state, and local statutes and regulations. These laws, and similar laws outside the United States, govern the clinical and preclinical testing, manufacture, safety, effectiveness, approval, labeling, distribution, sale, import, export, storage, record-keeping, reporting, advertising, and promotion of our products. Product development and approval within this regulatory framework, if successful, will take many years and involve the expenditure of substantial resources. Violations of regulatory requirements at any stage may result in various adverse consequences, including the FDA’s and other regulatory health agencies’ delay in approving or refusal to approve a product. Violations of regulatory requirements also may result in enforcement actions.

The following paragraphs provide further information on certain legal and regulatory issues with a particular potential to affect our operations or future marketing of products employing our technology.

FDA Approval Process

To obtain approval of a new product from the FDA, we must, among other requirements, submit data demonstrating the product’s safety and efficacy as well as detailed information on the manufacture and composition of the product candidate. In most cases, this entails extensive laboratory tests and preclinical and clinical trials. This testing and the preparation of necessary applications and processing of those applications by the FDA are expensive and typically take many years to complete. The FDA may deny our applications or may not act quickly or favorably in reviewing these applications, and we may encounter significant difficulties or costs in our efforts to obtain FDA approvals that could delay or preclude us from marketing any products we may develop. The FDA also may require post-marketing testing and surveillance to monitor the effects of approved products or place conditions on any approvals that could restrict the commercial applications of these products. Regulatory authorities may withdraw product approvals if we fail to comply with regulatory standards or if we encounter problems following initial marketing. With respect to patented products or technologies, delays imposed by the governmental approval process may materially reduce the period during which we may have the exclusive right to exploit the products or technologies.

Currently all of our product candidates as well as other therapies we are exploring, regardless of therapeutic modality, will be considered to be a drug or biologic from a regulatory standpoint. The process required by the FDA before a new drug or biologic may be marketed in the United States generally involves the following:

•	completion of pre-clinical laboratory tests or studies and formulation studies;

•	submission to the FDA of an IND for a new drug or biologic, which must become effective before human clinical trials may begin;

•	performance of adequate and well-controlled human clinical trials to establish the safety and efficacy of the proposed drug or biologic for its intended use;

•	detailed information on product characterization and manufacturing process; and

•	submission and approval of a New Drug Application, or NDA, for a drug, or a BLA for a biologic.

Pre-clinical tests include laboratory evaluation of product chemistry formulation and stability, as well as animal and other studies to evaluate toxicity. Under FDA regulations, the results of any pre-clinical testing, together with manufacturing information and analytical data, are submitted to the FDA as part of an IND. The FDA requires a 30-day waiting period after the filing of each IND before clinical trials may begin, in order to ensure that human research patients will not be exposed to unreasonable health risks. At any time during this 30-day period or at any time thereafter, the FDA may halt proposed or ongoing clinical trials, may authorize trials only on specified terms, or may require additional trials. The IND process may become extremely costly and substantially delay development of our products. Moreover, positive results of pre-clinical tests will not necessarily indicate positive results in clinical trials.

The sponsor typically conducts human clinical trials in three sequential phases, which may overlap. These phases generally include the following:

•	Phase 1: The product candidate is usually first introduced into healthy humans or, on occasion, into patients, and is tested for safety, dosage tolerance, absorption, distribution, excretion and metabolism;

•	Phase 2: The product candidate is introduced into a limited patient population to:

•	assess its efficacy in specific, targeted indications;
•	assess dosage tolerance and optimal dosage; and
•	identify possible adverse effects and safety risks.

•	Phase 3: These are commonly referred to as pivotal studies. If a product candidate is found to have an acceptable safety profile and to be potentially effective in Phase 2 clinical trials, clinical trials in Phase 3 will be initiated to further demonstrate clinical efficacy, optimal dosage and safety within an expanded and diverse patient population at geographically dispersed clinical trial sites; and

•	If the FDA does ultimately approve the product candidate, it may require post-marketing testing, including potentially expensive Phase 4 studies, to confirm or further evaluate its safety and effectiveness. Continued ability to commercialize the product may be based on the successful completion of these additional studies.

Before proceeding with a trial, the sponsor may seek a written agreement from the FDA regarding the design, size, and conduct of a clinical trial. This is known as a Special Protocol Assessment, or SPA. Among other things, SPAs can cover clinical trials for pivotal studies whose data will form the primary basis to establish a product’s efficacy. SPAs thus help establish up-front agreement with the FDA about the adequacy of a clinical trial design to support a regulatory approval, but the agreement is not binding if new circumstances arise. Even if the FDA agrees to a SPA, the agreement may be changed by the sponsor or the FDA on written agreement by either parties, or if a senior FDA official determines that a substantial scientific issue essential to determining the safety or effectiveness of the product was identified after the testing began. There is no guarantee that a study will ultimately be adequate to support an approval, even if the study is subject to a SPA. The FDA retains significant latitude and discretion in interpreting the terms of the SPA and the data and results from any study that is the subject of the SPA.

Clinical trials must meet requirements for Institutional Review Board, or IRB, oversight, patient informed consent and the FDA’s Good Clinical Practice, or GCP. Prior to commencement of each clinical trial, the sponsor must submit to the FDA a clinical plan, or protocol, accompanied by the approval of the committee responsible for overseeing clinical trials at the clinical trial sites. The FDA or the IRB at each institution at which a clinical trial is being performed may order the temporary or permanent discontinuation of a clinical trial at any time if it believes that the clinical trial is not being conducted in accordance with FDA requirements or presents an unacceptable risk to the clinical trial patients. Data safety monitoring committees, which monitor certain studies to protect the welfare of study patients, may also require that a clinical trial be discontinued or modified.

The sponsor must submit to the FDA the results of the pre-clinical and clinical trials, together with, among other things, detailed information on the manufacturing and composition of the product, and proposed labeling, in the form of an NDA, or, in the case of a biologic, a BLA. The applicant must also submit with the NDA or BLA a substantial user fee payment, unless a waiver or reduction applies. In some cases, a sponsor may be able to expand the indications in an approved NDA or BLA through a submission of a Prior Approval Supplement. Each NDA or BLA submitted for FDA approval is usually reviewed for administrative completeness and reviewability within 60 days following submission of the application. If deemed complete, the FDA will “file” the NDA or BLA, thereby triggering substantive review of the application. The FDA can refuse to file any NDA or BLA that it deems incomplete or not properly reviewable. Once the submission has been accepted for filing, the FDA will review the application and will usually respond to the applicant in accordance with performance goals the FDA has established for the review of NDAs and BLAs - six months from the receipt of the application for priority applications and ten to twelve months for regular applications. The review process is often significantly extended by FDA requests for additional information, pre-clinical studies or clinical trials, clarification, or a risk evaluation and mitigation strategy, or REMS, or by changes to the application submitted by the applicant in the form of amendments. The FDA may refer applications for novel product candidates which present difficult questions of safety or efficacy to an advisory committee, typically a panel that includes clinicians and other experts, for review, evaluation, and a recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions.

Before approving an NDA or BLA, the FDA will often inspect the facilities at which the product is manufactured and will not approve the product unless the manufacturing facilities are in compliance with current Good Manufacturing Practice, or cGMP, requirements which govern the manufacture, holding and distribution of a product.

It is possible that our product candidates will not successfully proceed through this approval process or that the FDA will not approve them in any specific period of time, or at all. The FDA may deny or delay approval of applications that do not meet applicable regulatory criteria, or if the FDA determines that the clinical data does not adequately establish the safety and efficacy of the product. Satisfaction of FDA pre-market approval requirements for a new product candidate is a process that may take a number of years and the actual time required may vary substantially based upon the type, complexity and novelty of the product or disease. The FDA reviews these applications and, when and if it decides that adequate data is available to show that the product is both safe and effective and that other applicable requirements have been met, approves the product candidate for marketing. Government regulation may delay or prevent marketing of potential products for a considerable period of time and imposes costly procedures upon our activities. Success in early stage clinical trials does not assure success in later stage clinical trials. Data obtained from clinical activities is not always conclusive and may be susceptible to varying interpretations that could delay, limit or prevent regulatory approval. Upon approval, a product candidate may be marketed only for those indications approved in the NDA or BLA and will be subject to labeling and promotional requirements or limitations, including warnings, precautions, contraindications and use limitations, which could materially impact profitability. Once approved, the FDA may withdraw the product approval if compliance with pre- and post-market regulatory standards and requirements are not maintained or if safety, efficacy or other problems occur after the product reaches the marketplace.

The FDA may, during its review of an NDA or BLA, ask for additional study data. If the FDA does ultimately approve the product, approval may be subject to limitations based on the FDA's interpretation of the existing pre-clinical and clinical data and the FDA may require post-marketing testing, including potentially expensive Phase 4 studies, to confirm or otherwise further evaluate the safety and effectiveness of the product. The FDA also may require, as a condition to approval or continued marketing of a drug, a REMS to ensure that the benefits of a drug or biologic product outweigh its risks. REMS can include additional educational materials for healthcare professionals and patients such as Medication Guides and Patient Package Inserts, a plan for communicating information to healthcare professionals, and restricted distribution of the product. In addition, the FDA may, in some circumstances, impose restrictions on the use of the product, which may be difficult and expensive to administer and may require prior approval of promotional materials. Following approval, the FDA may require labeling changes or impose new post-approval study, risk management, or distribution restriction requirements.

The FDA has developed four distinct approaches intended to make drugs that address unmet medical needs for serious or life threatening conditions available as rapidly as possible, especially when the drugs are the first available treatment or have advantages over existing treatments: accelerated approval, fast track, breakthrough therapy, and priority review.

•	Accelerated Approval. The FDA may grant “accelerated approval” status to drugs or biologics that treat serious or life-threatening illnesses and that provide meaningful therapeutic benefits to patients over existing treatments. Under this pathway, the FDA may approve a product based on surrogate endpoints, or clinical endpoints other than survival or irreversible morbidity. When approval is based on surrogate endpoints or clinical endpoints other than survival or morbidity, the sponsor will be required to conduct additional post-approval clinical trials to verify and describe clinical benefit. Under the agency's accelerated approval regulations, if the FDA concludes that a product that has been shown to be effective can be safely used only if distribution or use is restricted, it may require certain post-marketing restrictions as necessary to assure safe use. In addition, for products approved under accelerated approval, sponsors will be required to submit all copies of their promotional materials, including advertisements, to the FDA at least thirty days prior to initial dissemination unless otherwise informed by the FDA. After a hearing, the FDA may withdraw a previously granted accelerated approval if, for instance, post-marketing studies fail to verify any clinical benefit, it becomes clear that restrictions on the distribution of the product are inadequate to ensure its safe use, or if a sponsor fails to comply with the conditions of the accelerated approval.

•	Breakthrough Therapy. The FDA may grant “breakthrough therapy” status to drugs or biologics designed to treat, alone or in combination with another drug(s) or biologic(s), a serious or life-threatening disease or condition and for which preliminary evidence suggests a substantial improvement on clinically-meaningful endpoints over existing therapies. Such products need not address an unmet need, but are nevertheless eligible for expedited review if they offer the potential for an improvement over existing therapies. Breakthrough therapy status entitles the sponsor to earlier and more frequent meetings with the FDA regarding the development of nonclinical and clinical data and permits the FDA to offer product development or regulatory advice for the purpose of shortening the potential time to product approval. Breakthrough therapy status does not guarantee that a product will be developed or reviewed more quickly and does not ensure FDA approval.

•	Fast Track. The FDA may grant “fast track” status to drugs or biologics that treat serious diseases or illness and fill an unmet medical need. Fast track is a process designed to expedite the review of such products by providing, among other things, more frequent meetings with the FDA to discuss the product's development plan, more frequent written correspondence from the FDA about trial design, eligibility for accelerated approval, and rolling review, which allows submission of individually completed sections of a NDA or BLA for the FDA's review before the entire filing is completed. Fast track status does not ensure that a product will be developed more quickly or receive FDA approval more quickly, if at all.

•	Priority Review. The FDA may grant “priority review” status to products that, if approved, would be significant improvements in safety or effectiveness of the treatment, diagnosis or prevention of serious conditions. Priority review is intended to reduce the time it takes for the FDA to review a NDA or BLA.

Additionally, there are various designations available to drugs and biologics which provide a sponsor with incentives to support approval of the product candidate, including, but is not limited to, orphan drug designation and rare pediatric disease designation.

Orphan Drug Designation

Under the U.S. Orphan Drug Act, the FDA may grant orphan drug designation to drugs or biologics intended to treat a “rare disease or condition,” which is defined as having a prevalence of less than 200,000 individuals in the U.S. Orphan drug designation must be requested before submitting a NDA or BLA for the product. Orphan drug designation does not shorten the regulatory review and approval process, nor does it provide any advantage in the regulatory review and approval process. However, if an orphan drug later receives approval for the indication for which it has designation, the relevant regulatory authority may not approve any other applications to market the same drug for the same indication, except in very limited circumstances, for seven years in the United States. Although obtaining approval to market a product with orphan drug exclusivity may be advantageous, we cannot be certain:

•	that we will be the first to obtain approval for any drug for which we obtain orphan drug designation;

•	that orphan drug designation will result in any commercial advantage or reduce competition; or

•	that the limited exceptions to this exclusivity will not be invoked by the relevant regulatory authority.

Additionally, orphan drug exclusive marketing rights may be lost under certain conditions, such as if the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the drug.

Ongoing FDA Requirements and Post-Marketing Obligations

The Food and Drug Administration Amendments Act of 2007 expanded FDA authority over drug products after approval. All approved drug products are subject to continuing regulation by the FDA, including record-keeping requirements, reporting of adverse experiences with the product, sampling and distribution requirements, notifying the FDA and gaining its approval of certain manufacturing or labeling changes, complying with certain electronic records and signature requirements, submitting periodic reports to the FDA, maintaining and providing updated safety and efficacy information to the FDA, and complying with FDA promotion and advertising requirements. Failure to comply with the statutory and regulatory requirements can subject a manufacturer to possible legal or regulatory action, such as warning letters, suspension of manufacturing, seizure of product, injunctive action, criminal prosecution, or civil penalties.

The FDA may require post-marketing studies or clinical trials to develop additional information regarding the safety of a product. These studies or trials may involve continued testing of a product and development of data, including clinical data, about the product’s effects in various populations and any side effects associated with long-term use. The FDA may require post-marketing studies or trials to investigate possible or known serious risks or signals of serious risks, or to identify unexpected serious risks, and may require periodic status reports if new safety information develops. Failure to conduct these studies in a timely manner may result in substantial civil fines, or withdrawal of product approval.

Also, newly discovered or developed safety or efficacy data may require changes to a product’s approved labeling, including the addition of new warnings and contraindications, additional pre-clinical studies or clinical trials, or even in some instances, withdrawal of the approval. Violations of regulatory requirements at any stage, including after approval, may result in various adverse consequences, including the FDA’s withdrawal of an approved product from the market, other voluntary or FDA-initiated action that could delay or restrict further marketing, and the imposition of civil fines and criminal penalties against the manufacturer and NDA or BLA holder. In addition, later discovery of previously unknown problems may result in restrictions on the product, manufacturer or NDA or BLA holder, including withdrawal of the product from the market.

The labeling, advertising, promotion, marketing and distribution of a drug or biologic product also must be in compliance with FDA requirements which include, among others, promotional activities, standards and regulations for direct-to-consumer advertising, promotional activities involving the internet, and industry sponsored scientific and educational activities. In general, all product promotion must be consistent with the labeling approved by the FDA for such product, contain a balanced presentation of information on the product’s uses, benefits, risks, and important safety information and limitations on use, and otherwise not be false or misleading. The FDA, has very broad enforcement authority, and failure to abide by these regulations can result in penalties, including the issuance of a warning letter directing a company to correct deviations from regulatory standards and enforcement actions that can include seizures, injunctions and criminal prosecution. Failure to comply with applicable FDA requirements and restrictions also may subject a company to adverse publicity and enforcement action by the FDA, the U.S. Department of Justice, or DOJ, or the Office of the Inspector General of the U.S. Department of Health and Human Services, or HHS, as well as state authorities. This could subject the company to a range of penalties that could have a significant commercial impact, including civil and criminal fines and agreements that materially restrict the manner in which a company promotes or distributes its products.

Drug and biologic manufacturers and their subcontractors are required to register their establishments with the FDA and certain state agencies, and to list their products with the FDA. The FDA periodically inspects manufacturing facilities in the United States and abroad in order to assure compliance with the applicable cGMP regulations and other requirements. Facilities also are subject to inspections by other federal, foreign, state or local agencies. In complying with the cGMP regulations, manufacturers must continue to assure that the product meets applicable specifications, regulations and other post-marketing requirements. Failure to comply with these requirements subjects the manufacturer to possible legal or regulatory action, such as suspension of manufacturing or recall or seizure of product.

Sponsors and their third-party contractors are also subject to various laws and regulations governing laboratory practices, the experimental use of animals and the use and disposal of hazardous or potentially hazardous substances in connection with their research. In each of the above areas, the FDA has broad regulatory and enforcement powers, including the ability to levy fines and civil penalties, suspend or delay issuance of approvals, seize or recall products and deny or withdraw approvals.

Furthermore, new government requirements may be established that could delay or prevent regulatory approval of our products under development, or affect the conditions under which approved products are marketed.

Potential Competition with “Biosimilar” Products

The Biologics Price Competition and Innovation Act, or BPCIA, was enacted as part of the Patient Protection and Affordable Care Act of 2010, or the ACA, Pub. L. No. 111-148 (2010). The BPCIA authorizes the FDA to approve “abbreviated” BLAs for products whose sponsors demonstrate they are “biosimilar” to reference products previously approved under BLAs. The FDA may also separately determine whether “biosimilar” products are “interchangeable” with their reference products. However, the FDA may not approve an “abbreviated” BLA for a biosimilar product until at least twelve years after the date on which the BLA for the reference product was approved. FDA approval could be further delayed if the reference products are subject to unexpired and otherwise valid patents.

Prior to the enactment of the BPCIA, information in approved BLAs could not be relied upon by other manufacturers to establish the safety and efficacy of their products for which they were seeking FDA approval. (In contrast, since at least 1984, pharmaceutical manufacturers have been able to submit Abbreviated New Drug Applications for “generic drugs” that are materially identical to reference drugs approved under NDAs.) Accordingly, if our products are approved under a BLA, other manufacturers potentially could develop and seek FDA approval of “biosimilar” products at some point in the future.

In Vitro Companion Diagnostics

FDA defines an In Vitro, or IVD, companion diagnostic device is an in vitro diagnostic device that provides information that is essential for the safe and effective use of a corresponding therapeutic product. The use of an IVD companion diagnostic device with a therapeutic product is stipulated in the instructions for use in the labeling of both the diagnostic device and the corresponding therapeutic product, including the label. Such tests include genetic diagnostic tests. Approval of such of treatment with the therapeutic product may be dependent on the approval of an IVD to:

•	Monitor response to treatment with the therapeutic product for the purpose of adjusting treatment (e.g., schedule, dose, discontinuation) to achieve improved safety or effectiveness; and/or

•	Identify patients in the population for whom the therapeutic product has been adequately studied and found safe and effective, i.e., there is insufficient information about the safety and effectiveness of the therapeutic product in any other population.

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

Ideally, a therapeutic product and its corresponding IVD companion diagnostic device should be developed contemporaneously, with the clinical performance and clinical significance of the IVD companion diagnostic device established using data from the clinical development program of the corresponding therapeutic product. Many of our current and future product development candidates, including AEVI-001 and AEVI-002, will depend upon co-development of accurate genetic and potentially other IVD. This adds additional cost and complexity to our development programs. The availability of IVD companion diagnostics can allow more efficient development programs and more appropriate use of products in the marketplace with more predictable outcomes for patients and higher value medicines.

Ultimately FDA approval of the IVD will be required to allow approval of many of our products. However, technical difficulties or other issues could delay or disrupt the development of our products.

HIPAA Requirements

Other federal legislation may affect our ability to obtain certain health information in conjunction with our research activities. We may be subject to data privacy and security regulation by both the federal government and the states in which we conduct our business. The Health Insurance Portability and Accountability Act of 1996, or HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH, and its implementing regulations, imposes requirements relating to the privacy, security and transmission of individually identifiable health information. Among other things, HITECH makes HIPAA’s privacy and security standards directly applicable to “business associates”— independent contractors or agents of covered entities that receive or obtain protected health information in connection with providing a service on behalf of a covered entity. HITECH also increased the civil and criminal penalties that may be imposed against covered entities, business associates and possibly other persons, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorney’s fees and costs associated with pursuing federal civil actions. In addition, state laws govern the privacy and security of health information in specified circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts.

Other U.S. Regulatory Requirements

In the United States, the research, manufacturing, distribution, sale, and promotion of drug and biologic products are potentially subject to regulation by various federal, state and local authorities in addition to the FDA, including the Centers for Medicare and Medicaid Services (formerly the Health Care Financing Administration), other divisions of the HHS (e.g., the Office of Inspector General), the DOJ and individual U.S. Attorney offices within the DOJ, and state and local governments. For example, sales, marketing and scientific/educational grant programs must comply with the anti-fraud and abuse provisions of the Social Security Act, the False Claims Act, and similar state laws, each as amended.

If a drug or biologic product is reimbursed by Medicare or Medicaid, pricing and rebate programs must comply with, as applicable, the Medicare Modernization Act as well as the Medicaid rebate requirements of the Omnibus Budget Reconciliation Act of 1990, or OBRA, and the Veterans Health Care Act of 1992, or VHCA, each as amended. Among other things, the OBRA requires pharmaceutical manufacturers to pay rebates on prescription products to state Medicaid programs and empowers states to negotiate rebates on pharmaceutical prices, which may result in prices for our future products that will likely be lower than the prices we might otherwise obtain. If products are made available to authorized users of the Federal Supply Schedule of the General Services Administration, additional laws and requirements apply. Under the VHCA, drug companies are required to offer some products at a reduced price to a number of federal agencies including the U.S. Department of Veterans Affairs and the U.S. Department of Defense, the Public Health Service and some private Public Health Service designated entities in order to participate in other federal funding programs including Medicaid. Participation under the VHCA requires submission of pricing data and calculation of discounts and rebates pursuant to complex statutory formulas, as well as the entry into government procurement contracts governed by the Federal Acquisition Regulation. All of these activities are also potentially subject to federal and state consumer protection, unfair competition, and other laws.

In March 2010, President Obama signed the Affordable Care Act of 2010, or the ACA. The ACA substantially changes the way healthcare will be financed by both governmental and private insurers, and significantly impacts the pharmaceutical industry. The ACA was a sweeping law intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add new transparency requirements for health care and health insurance industries, impose new taxes and fees on the health industry and impose additional health policy reforms. The ACA has resulted in downward pressure on coverage and the price of products covered by Medicare and other government programs. Any reduction in reimbursement from Medicare and other government programs may result in a similar reduction in payments and coverage from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our products. In addition, it is possible that there will be further legislation or regulation that could harm our business, financial condition and results of operations.

The federal Anti-Kickback Statute prohibits, among other things, knowingly and willfully offering, paying, soliciting or receiving remuneration to induce or in return for purchasing, leasing, ordering or arranging for the purchase, lease or order of any healthcare item or service reimbursable under Medicare, Medicaid or other federally financed healthcare programs. This statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on one hand and prescribers, purchasers, and formulary managers on the other. Although there are a number of statutory exemptions and regulatory safe harbors protecting some business arrangements from prosecution, the exemptions and safe harbors are drawn narrowly and practices that involve remuneration intended to induce prescribing, purchasing or recommending may be subject to scrutiny if they do not qualify for an exemption or safe harbor. Our practices may not in all cases meet all of the criteria for safe harbor protection from federal Anti-Kickback Statute liability. The reach of the Anti-Kickback Statute was broadened by the ACA, which, among other things, amends the intent requirement of the federal Anti-Kickback Statute.

Pursuant to the statutory amendment, a person or entity no longer needs to have actual knowledge of this statute or specific intent to violate it in order to have committed a violation. In addition, the ACA provides that the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the civil False Claims Act (discussed below) or the civil monetary penalties statute, which imposes penalties against any person who is determined to have presented or caused to be presented a claim to a federal health program that the person knows or should know is for an item or service that was not provided as claimed or is false or fraudulent.

The federal False Claims Act prohibits any person from knowingly presenting, or causing to be presented, a false claim for payment to the federal government or knowingly making, using, or causing to be made or used a false record or statement material to a false or fraudulent claim to the federal government. As a result of a modification made by the Fraud Enforcement and Recovery Act of 2009, a claim includes “any request or demand” for money or property presented to the U.S. government. Recently, several pharmaceutical and other healthcare companies have been prosecuted under these laws for allegedly providing free product to customers with the expectation that the customers would bill federal programs for the product. Other companies have been prosecuted for causing false claims to be submitted because of the companies’ marketing of the product for unapproved, and thus non-reimbursable, uses. HIPAA created new federal criminal statutes that prohibit knowingly and willfully executing a scheme to defraud any healthcare benefit program, including private third-party payors and knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services. Also, many states have similar fraud and abuse statutes or regulations that apply to items and services reimbursed under Medicaid and other state programs, or, in several states, apply regardless of the payor.

Foreign Regulatory Requirements

We may be subject to widely varying foreign regulations, which may be quite different from those of the FDA, governing clinical trials, manufacturing, product registration and approval, and pharmaceutical sales.

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

Payers also set other criteria to govern the uses of a drug that will be deemed medically appropriate and therefore reimbursed or otherwise covered. If a payer concludes that a drug is experimental or investigational, in many cases it will deny coverage on that basis alone. Further, many public and private health care payers limit reimbursement and coverage to the uses of a drug that are either approved by the FDA or that are supported by other appropriate evidence (for example, published medical literature) and appear in a recognized drug compendium. Drug compendia are publications that summarize the available medical evidence for particular drug products and identify which uses of a drug are supported or not supported by the available evidence, whether or not such uses have been approved by the FDA. For example, in the case of Medicare coverage for physician-administered oncology drugs, the Omnibus Budget Reconciliation Act of 1993, with certain exceptions, prohibits Medicare carriers from refusing to cover unapproved uses of an FDA-approved drug if the unapproved use is supported by one or more citations in the American Hospital Formulary Service Drug Information the American Medical Association Drug Evaluations, or the United States Pharmacopoeia Drug Information. Another commonly cited compendium, for example under Medicaid, is the DRUGDEX Information System.

Employees

We currently employ 24 full-time and four part-time employees. None of our employees are represented by a labor union and we have not experienced any strikes or work stoppages. We generally provide our employees with benefits and working conditions beyond the required minimums. We believe our relations with our employees are good.

Additional Information

Our principal executive offices are located at 435 Devon Park Drive, Suite 715, Wayne, Pennsylvania 19087. Our telephone number is (610) 254-4201.

Our website address is www.aevigenomics.com. The information on or accessible through our website is not part of this Annual Report on Form 10-K. Copies of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to such reports are available without charge on our website or upon request to us. In addition, our Code of Business Conduct and Ethics, Audit Committee Charter, Compensation Committee Charter and Nominating and Corporate Governance Committee Charter are all available without charge on our website or upon request to us. All such requests should be sent to Aevi Genomic Medicine, Inc., Corporate Secretary, 435 Devon Park Drive, Suite 715, Wayne, Pennsylvania 19087, or by email request from our website at www.aevigenomics.com. Amendments to, or waivers from, our Code of Business Conduct and Ethics that apply to our executive officers will be posted to our website. We also post or otherwise make available on our website from time to time other information that may be of interest to our investors.

ITEM 1A - Risk Factors.

Business-Related Risks

We are a clinical stage biopharmaceutical company and have a history of significant and continued operating losses and a substantial accumulated earnings deficit and we may continue to incur significant losses and may never achieve or maintain profitability.

We are a clinical stage biopharmaceutical company and since our inception have been focused on research and development and have not generated any substantial revenues. We have incurred net losses of approximately $41.90 million, $37.99 million and $18.43 million for the years ended December 31, 2016, 2015 and 2014, respectively. As of December 31, 2016, we had stockholders’ equity of approximately $34.98 million. We expect to incur significant expenses and increasing operating losses, as well as negative cash flow from operations, for the foreseeable future, as we continue to expand our research and development and commence commercialization of our potential product candidates. The net losses we incur may fluctuate significantly from quarter to quarter and year to year. It could be several years, if ever, before we have a commercialized product. Our ability to generate revenues from sales of our potential products will depend on:

•	successful completion of necessary clinical trials;

•	regulatory approval;

•	commercialization (through partnership or licensing deals or through internal development) and market acceptance of new technologies and product candidates under development;

•	medical community awareness; and

•	changes in regulation or regulatory policy.

We will need substantial additional capital for the continued development of our product candidates and for our long-term operations.

As of December 31, 2016, our cash and cash equivalents were approximately $39.84 million. We believe our existing cash and cash equivalents should be sufficient to meet our operating and capital requirements at least through the first quarter of 2018. However, changes in our business, whether or not initiated by us, may affect the rate at which we deplete our cash and cash equivalents. Our present and future capital requirements depend on many factors, including:

•	the level of patient recruitment into our planned clinical trials, particularly those in Phase 2 and Phase 3 stages of development, including those trials for which we are currently recruiting;

•	the level of research and development investment required to develop our product candidates;

•	changes in product development plans needed to address any difficulties that may arise in manufacturing, pre-clinical activities, clinical trials or commercialization;

•	our ability and willingness to enter into new agreements with strategic partners, and the terms of these agreements;

•	our success rate in pre-clinical and clinical efforts;

•	the costs of future commercialization activities, including product sales, marketing, manufacturing and distribution, for any of our product candidates for which we receive marketing approval;

•	revenue, if any, received from commercial sales of our product candidates, should any of our product candidates receive marketing approval;

•	costs of recruiting and retaining qualified personnel;

•	the timing and amount of milestone payments we are required to make under our license agreements;

•	time and costs involved in obtaining regulatory approvals; and

•	costs of filing, prosecuting, defending, and enforcing patent claims and other intellectual property rights.

We will require significant amounts of additional capital in the future, and such capital may not be available when we need it on terms that we find favorable, if at all. Identifying potential product candidates and conducting preclinical testing and clinical trials is a time-consuming, expensive and uncertain process that takes years to complete. We may never progress to the point where we have commercially successful product sales which generate sufficient commercial revenue or such revenue may not be achieved for many years. Accordingly, we may seek to raise these funds through public or private equity offerings, debt financings, credit facilities, or partnering or other corporate collaborations and licensing arrangements. If adequate funds are not available or are not available on acceptable terms, our ability to fund our operations, take advantage of opportunities, develop products and technologies, and otherwise respond to competitive pressures could be significantly delayed or limited, and we may need to downsize or halt our operations.

Raising additional capital may cause dilution to our existing stockholders, restrict our operations or require us to relinquish rights.

Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of equity offerings and debt financings. We do not have any committed external source of funds. We may seek additional capital through a combination of private and public equity offerings, debt financings, collaborations and strategic and licensing arrangements. To the extent that we raise additional capital through the sale of common stock or securities convertible or exchangeable into common stock, the ownership interest of our stockholders in our company will be diluted. In addition, the terms of any such securities may include liquidation or other preferences that materially adversely affect the rights of our stockholders. Debt financing, if available, would increase our fixed payment obligations and may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends.

We cannot be certain that additional funding will be available on acceptable terms, or at all. If we raise additional funds through collaboration, strategic partnerships and licensing arrangements with third parties, we may have to relinquish valuable rights to our product candidates, our intellectual property, future revenue streams or grant licenses on terms that are not favorable to us.

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

Only a small number of research and development programs ultimately result in commercially successful drugs and drug delivery systems. Potential products that appear to be promising at early stages of development may not reach the market for a number of reasons, including:

•	failure to obtain regulatory approvals for AEVI-001, AEVI-002 or any of our product candidates;

•	lack of familiarity of health care providers and patients;

•	low market acceptance as a result of lower demonstrated clinical safety or efficacy compared to other products or other potential disadvantages relative to alternative treatment methods;

•	inability to obtain favorable coverage determinations from health plans and third-party payers;

•	insufficient or unfavorable levels of reimbursement from government or third-party payers;

•	infringement on proprietary rights of others for which we (or our licensees, if any) have not received licenses;

•	incompatibility with other therapeutic products;

•	potential advantages of alternative treatment methods;

•	ineffective marketing and distribution support;

•	lack of cost-effectiveness; or

•	timing of market introduction of competitive products.

If any of these potential problems occur, we may never successfully commercialize our product candidates, including AEVI-001 and AEVI-002. If we are unable to develop commercially viable products, our business, results of operations and financial condition will be materially and adversely affected.

We have limited history as an organization in conducting clinical trials.

We have limited history as an organization in conducting advanced clinical trials and may not possess the necessary resources and expertise to complete such trials, and we may need to seek partnerships or collaborations with third parties to advance these trials. Our most advanced clinical program is an ongoing Phase 2/3 trial to evaluate the safety and efficacy of AEVI-001 in patients with mGluR+ ADHD. For potential marketing application approval, additional clinical testing will be required, which involves significantly greater resources, commitments and expertise and so it is likely that we would need to enter into a collaborative relationship with a pharmaceutical company that could assume responsibility for late-stage development and commercialization.

Our product candidates are still being developed and have not been tested on a large patient population, and, therefore, we do not know all of the possible adverse events and may not be able to commercialize our product candidates as planned.

Our product candidates have not been tested on a large number of patients, and are still in an early stage of development. While we have attained acceptable adverse event profile ( or safety results) in our early stages of development and early clinical trials, our product candidates are not yet fully developed or proven, and disappointing results and problems could delay or prevent the completion of our development programs and commercialization of our product candidates.

Our previous safety tests and results obtained in previous clinical trials of our product candidates may not be representative of either a larger multi-centric test or the commercial version of the technology in the general population. Specifically, the Phase 1b clinical trial for AEVI-001 completed prior to our acquisition of neuroFix was conducted on a single-blinded basis and may have been subject to bias and such results may not be replicated in a double-blinded clinical trial. In addition, the full impact of our product candidates, and their many possible variations, on the body is, as yet, unknown.

Treatment-related adverse events or complications in clinical trials, or post-approval, could result in limitations on the use of our product candidates and may also result in financial claims and losses against us, damage our reputation, and increase our expenses and reduce our assets. In addition, our product candidates may not gain commercial acceptance or ever be commercialized.

We are currently dependent upon the successful development of our lead product candidates, AEVI-001 and AEVI-002. If we or our strategic partners, licensees and sublicensees fail to successfully complete their development and commercialization, we will not generate operating revenues.

A substantial portion of our efforts and expenses are currently focused on the development of AEVI-001 and AEVI-002. Our ability to generate product revenues, which we do not expect will occur for many years, if ever, will depend heavily on the successful development and eventual commercialization of AEVI-001 and AEVI-002. There is no guarantee that we will succeed in developing AEVI-001 or AEVI-002. If the development of both AEVI-001 and AEVI-002 fails, we may be unable to generate any revenues. There is no certainty as to our success, whether within a given time frame or at all. Any delays in our schedule for clinical trials, regulatory approvals or other stages in the development of our technology are likely to cause us additional expense and may even prevent the successful commercialization of any or all of our product candidates. Delays in the timing for development of our technology may also have a material adverse effect on our business, financial condition and results of operations due to the possible absence of financing sources for our operations during such additional periods of time. Although we may pursue other technologies (either developed in-house or acquired), there is no assurance that any other technology will be successfully identified or exploited.

Clinical trials involve lengthy and expensive processes with uncertain outcomes, and results of earlier studies and trials may not be predictive of future trial results.

The risk of failure of our product candidates is high. We cannot predict whether we will encounter problems with any of our completed, ongoing, planned or future clinical trials, which would cause us or regulatory authorities to delay or suspend clinical trials, or delay the analysis of data from completed or ongoing clinical trials. We estimate that clinical trials involving AEVI-001 and AEVI-002 will continue for several years; however, such trials may also take significantly longer to complete and may cost more money than we expect. Failure can occur at any stage of testing, and we may experience numerous unforeseen events during, or as a result of, the clinical trial process that could delay or prevent commercialization of the current, or a future, more advanced, version of our product candidates, including but not limited to:

•	delays in obtaining regulatory approvals to commence a clinical trial;

•	failure or inability to recruit qualified investigators;

•	difficulty finding qualified patients for clinical studies, including slower than anticipated patient recruitment and enrollment;

•	negative or inconclusive results from clinical trials;

•	inability, delay, or failure in identifying and maintaining a sufficient number of trial sites, many of which may already be engaged in other clinical programs;

•	lack of adequate funding to continue the clinical trial, including the incurrence of unforeseen costs due to enrollment delays, requirements to conduct additional clinical studies and increased expenses associated with the services of our clinical research organizations, or CROs, and other third parties;

•	clinical trials of our product candidates may produce negative or inconclusive results, and we may decide, or regulators may require us, to conduct additional clinical trials or abandon product development programs;

•	our third-party contractors may fail to comply with regulatory requirements or meet their contractual obligations to us in a timely manner, or at all;

•	there may be changes in governmental regulations or administrative actions;

•	unforeseen safety issues;

•	an inability to monitor patients adequately during or after treatment; and

•	problems with investigator or patient compliance with the trial protocols.

A number of companies in the biopharmaceutical and pharmaceutical industries including those with greater resources and experience than us have suffered significant setbacks in advanced clinical trials, even after seeing promising results in earlier clinical trials. Despite the results reported in early clinical trials regarding AEVI-001, we do not know whether any clinical trials we or any future clinical partners may conduct will demonstrate adequate efficacy and safety to result in regulatory approval to market AEVI-001, AEVI-002 or any other product. If subsequent clinical trials involving AEVI-001 or AEVI-002 do not produce favorable results, we may be required to perform additional clinical trials or our ability to obtain regulatory approval may be adversely impacted, either of which may have an adverse material effect on our business, financial condition and the results of our operations.

Potential difficulty with, and delays in, recruiting patients for human clinical trials may adversely affect the timing of our clinical trials and our working capital requirements.

Our research and development is highly dependent on timely recruitment of the requisite number and type of patients for our clinical trials. We have previously found it very difficult to recruit such patients, and the increased volume and ethnic backgrounds required for future testing may render such testing even more difficult. Such larger studies will likely be based on the use of multicenter, multinational design, which can prove difficult to manage and could result in delays in patient recruitment. In addition, as we pursue development of our product candidates in orphan and rare disease applications, including for pediatric populations, we may find it difficult to find sufficient treatment-naïve patients needed for initial trials, especially within commercially-reasonable geographical regions. Delays in the recruitment of such patients could delay our trials and negatively impact our working capital requirements.

We may not successfully establish and maintain relationships with third-party service providers and collaborators, which could adversely affect our ability to develop, manufacture and commercialize our product candidates.

Our ability to develop and commercialize our product candidates is dependent on our ability to reach strategic licensing and other development agreements with appropriate partners, including biopharmaceutical and pharmaceutical companies and CROs. If we are unable to successfully negotiate such agreements, we may not be able to continue to develop our product candidates, including AEVI-001 and AEVI-002, without raising significant additional capital for development and commercialization.

Our core business strategy is to develop our product candidates for use in specific indications and disease markets that we would internally develop and launch. However, we do plan to explore collaborative relationships or strategic partnerships and/or license our product candidates. We may not be able to identify such collaborators and partners on a timely basis, and we may not be able to enter into relationships with any future collaborator(s) or partner(s) on terms that are commercially beneficial to us or at all. In addition, such relationships and partnerships may not come to fruition or may not be successful. Our agreements with these third parties may also contain provisions that restrict our ability to develop and test our product candidates or that give third parties rights to control aspects of our product development and clinical programs.

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

Although we do not currently have any marketable products, our ability to produce revenues ultimately depends on our ability to commercialize our product candidates if and when they are approved by the FDA and/or other regulatory health agencies. We currently do not have a marketing and sales staff or distribution capabilities. Developing a marketing and sales force is also time-consuming and expensive and these costs may be incurred in advance of any approval of our product candidates. Failure to develop these capabilities could delay the launch of new products or expansion of existing product sales. In addition, we will compete with many companies that currently have extensive and well-funded marketing, sales and distribution operations. If we fail to establish successful marketing, sales and distribution capabilities or fail to enter into successful marketing sales or distribution arrangements with third parties, our ability to generate revenues will suffer.

Furthermore, even if we enter into marketing, sales and distributing arrangements with third parties, these third parties may not be successful or effective in marketing, selling or distributing our product candidates. If we fail to create successful and effective marketing, sales and distribution channels, our ability to generate revenue and achieve our anticipated growth could be adversely affected. If these distributors experience financial or other difficulties, sales of our products could be reduced, and our business, financial condition and results of operations could be harmed.

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

Use of third parties to manufacture our product candidates may increase the risk that we will not have sufficient quantities of our product candidates or such quantities at an acceptable cost. Clinical development and commercialization of our product candidates could be delayed, prevented or impaired.

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

We do not currently have any agreements with third party manufacturers for the long-term commercial supply of any of our product candidates. We may be unable to enter into agreements for development and commercial supply with third party manufacturers, or may be unable to do so on acceptable terms. Even if we enter into these agreements, the manufacturers of each product candidate will be single source suppliers to us for a significant period of time.

Reliance on third party manufacturers entails risks, to which we would not be subject if we manufactured product candidates or products ourselves, including:

•	reliance on the third party for regulatory compliance and quality assurance;

•	limitations on supply availability resulting from capacity and scheduling constraints of the third parties;

•	impact on our reputation in the marketplace if manufacturers of our products, once commercialized, fail to meet the demands of our customers;

•	the quality or stability of the product candidates falling below acceptable standards;

•	the inability to produce sufficient quantities of our product candidates;

•	exceeding budgeted costs due to difficulties in accurately predicting such costs or other factors impacting the cost of manufacturing our product candidates;

•	the possible breach of the manufacturing agreement by the third party because of factors beyond our control; and

•	the possible termination or non-renewal of the agreement by the third party, based on its own business priorities, at a time that is costly or inconvenient for us.

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

Our contract manufacturers are required to adhere to FDA regulations setting forth cGMP. These regulations cover all aspects of the manufacturing, testing, quality control and recordkeeping relating to our product candidates and any products that we may commercialize. Our manufacturers may not be able to comply with cGMP regulations or similar regulatory requirements outside the United States. Our failure or the failure of our third party manufacturers, to comply with applicable regulations could significantly and adversely affect regulatory approval and supplies of our product candidates.

Our product candidates and any products that we may develop or acquire may compete with other product candidates and products for access to manufacturing facilities. There are a limited number of manufacturers that operate under cGMP regulations and that are both capable of manufacturing for us and willing to do so. If the third parties that we engage to manufacture products for our pre-clinical tests and clinical trials should cease to continue to do so for any reason, we likely would experience delays in advancing these trials while we identify and qualify replacement suppliers and we may be unable to obtain replacement supplies on terms that are favorable to us. Later relocation to another manufacturer will also require notification, review and other regulatory approvals from the FDA and other regulators and will subject our production to further cost and instability in the availability of our product candidates. In addition, if we are not able to obtain adequate supplies of our product candidates or the drug substances used to manufacture them, it will be more difficult for us to develop our product candidates and compete effectively.

Our current and anticipated future dependence upon others for the manufacture of our product candidates may adversely affect our future profit margins and our ability to develop product candidates and commercialize any products that obtain regulatory approval on a timely and competitive basis.

Materials necessary to manufacture our product candidates may not be available on commercially reasonable terms, or at all, which may delay the development and commercialization of our product candidates.

We rely on the manufacturers of our product candidates to purchase from third party suppliers the materials necessary to produce the compounds for our preclinical and clinical studies and will rely on these other manufacturers for commercial distribution if we obtain marketing approval for any of our product candidates. Suppliers may not sell these materials to our manufacturers at the time we need them or on commercially reasonable terms and all such prices are susceptible to fluctuations in price and availability due to transportation costs, government regulations, price controls and changes in economic climate or other foreseen circumstances. We do not have any control over the process or timing of the acquisition of these materials by our manufacturers. Moreover, we currently do not have any agreements for the commercial production of these materials. If our manufacturers are unable to obtain these materials for our preclinical and clinical studies, product testing and potential regulatory approval of our product candidates would be delayed, significantly impacting our ability to develop our product candidates. If our manufacturers or we are unable to purchase these materials after regulatory approval has been obtained for our product candidates, the commercial launch of our product candidates would be delayed or there would be a shortage in supply, which would materially affect our ability to generate revenues from the sale of our product candidates.

We may not be successful in our efforts to in-license or acquire additional product candidates.

A significant element of our strategy is to build and expand our pipeline of product candidates through in-licensing or acquiring additional product candidates. Currently, we do not have the internal expertise, nor do we intend to develop the internal expertise, necessary to discover new chemical entities for therapeutic purposes. As a result, if we are not able to identify and acquire additional product candidates, we will not be able to expand our pipeline. Even if we are successful in continuing to build our pipeline through in-licensing or acquisitions, the potential product candidates that we in-license or acquire may not be suitable for clinical development, including as a result of being shown to have harmful side effects or other characteristics that indicate that they are unlikely to be drugs that will receive marketing approval and achieve market acceptance.

Our business activities involve the use of hazardous materials, which require compliance with environmental and occupational safety laws regulating the use of such materials. If we violate these laws, we could be subject to significant fines, liabilities or other adverse consequences.

Our research and development programs involve the controlled use of hazardous materials, including microbial agents and other hazardous compounds in addition to certain biological hazardous waste. Ultimately, the activities of our third party product manufacturers when a product candidate reaches commercialization will also require the use of hazardous materials. Accordingly, we are subject to federal, state and local laws governing the use, handling and disposal of these materials. Although we believe that our safety procedures for handling and disposing of these materials comply in all material respects with the standards prescribed by local, state and federal regulations, we cannot completely eliminate the risk of accidental contamination or injury from these materials. In addition, our collaborators may not comply with these laws. In the event of an accident or failure to comply with environmental laws, we could be held liable for damages that result, and any such liability could exceed our assets and resources or we could be subject to limitations or stoppages related to our use of these materials which may lead to an interruption of our business operations or those of our third party contractors. While we believe that our existing insurance coverage is generally adequate for our normal handling of these hazardous materials, it may not be sufficient to cover pollution conditions or other extraordinary or unanticipated events. Furthermore, an accident could damage or force us to shut down our operations. Changes in environmental laws may impose costly compliance requirements on us or otherwise subject us to future liabilities and additional laws relating to the management, handling, generation, manufacture, transportation, storage, use and disposal of materials used in or generated by the manufacture of our products or related to our clinical trials. In addition, we cannot predict the effect that these potential requirements may have on us, our suppliers and contractors or our customers.

The FDA and other regulatory health agencies will regulate our product candidates and we may never receive regulatory approval to market and sell our product candidates.

Our product candidates will require regulatory approvals prior to sale. In particular, our product candidates are subject to stringent approval processes, prior to commercial marketing, by the FDA and other regulatory health agencies in all countries where we operate and desire to introduce our product candidates, whether sold via a strategic partner or directly by us. These requirements range from efficacy and safety assessments in multiple clinical trials to long-term follow-up assessments on treated patients in clinical trials for product approval for sale. The process of obtaining FDA and corresponding foreign approvals is costly and time-consuming, and we cannot assure that such approvals will be granted. Also, the regulations we are subject to change frequently and such changes could cause delays in the development of our product candidates.

It typically takes a company several years or longer to satisfy the substantial requirements imposed by the FDA and other regulatory health agencies in other countries for the introduction of therapeutic pharmaceutical and biological products. Pharmaceutical or biological products must be registered in accordance with applicable law before they can be manufactured, marketed and distributed. This registration must include medical data proving the product’s safety, efficacy and clinical testing. Also included in product registration should be references to medical publications and information about the production methods and quality control.

To obtain regulatory approvals in the United States or other jurisdictions, we or a collaborator must ultimately demonstrate to the satisfaction of the FDA and other health regulatory agencies that our product candidates are sufficiently safe and effective for their proposed administration to humans. Many factors, both known and unknown, can adversely impact the development of our product candidates and our ability to obtain regulatory approval for our product candidates, including:

•	the FDA or other health regulatory authorities or instructional review boards decision(s) not to approve a clinical trial protocol or place a clinical trial on hold;

•	suitable patients not enrolling in a clinical trial in sufficient numbers or at the expected rate, for reasons such as the size of the prospective patient population, the proximity of patients to clinical sites, the eligibility criteria for the trial, the perceptions of investigators and patients regarding safety, and the availability of other treatment options;

•	clinical trial data being adversely affected by trial conduct or patient withdrawal prior to completion of the trial;

•	competition with ongoing clinical trials and scheduling conflicts with participating clinicians;

•	patients that experience adverse events, including treatment-related adverse events of our product candidates, for a variety of reasons that may or may not be related to our product candidates, including the advanced stage of their disease and other medical problems;

•	patients in the placebo or untreated control group exhibiting greater than expected improvements or fewer than expected adverse events;

•	third-party clinical investigators not performing the clinical trials on the anticipated schedule or consistently with the clinical trial protocol and GCP, or other third-party organizations not performing data collection and analysis in a timely or accurate manner;

•	service providers, collaborators or co-sponsors not adequately performing their obligations in relation to the clinical trial or cause the trial to be delayed or terminated;

•	being unable to obtain a sufficient supply of manufactured clinical trial materials;

•	regulatory inspections of manufacturing facilities requiring us or a co-sponsor to undertake corrective action or suspend the clinical trials;

•	interim results of the clinical trial being inconclusive or negative;

•	clinical trials, although approved and completed, generating data that are not considered by the FDA or other health regulatory agencies to be sufficient to demonstrate safety and efficacy;

•	clinical trials, although approved and completed outside the United States, not considered by the FDA or others outside the jurisdiction hosting such clinical trials to be sufficient to demonstrate safety and efficacy; and

•	changes in governmental regulations or administrative actions affecting the conduct of the clinical trial or the interpretation of its results.

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

Our failure to comply with applicable regulatory requirements could result in enforcement action by the FDA or other regulatory health agencies, which may include any of the following sanctions:

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

Even if our product candidates receive initial regulatory approval or clearance for specific therapeutic applications, we will still be subject to ongoing reporting obligations, and such product and the related manufacturing operations will be subject to continuing regulatory review, including FDA and other health regulatory inspections. This ongoing review may result in the withdrawal of our product from the market, the interruption of manufacturing operations and/or the imposition of labeling and/or marketing limitations related to specific applications of our product. Since many more patients will be exposed to our product candidates following their marketing approval, serious but infrequent adverse events that were not observed in clinical trials may be observed during the commercial marketing of such product. In addition, the manufacturer(s) and the manufacturing facilities that we will use to produce our product candidates will be subject to periodic review and inspection by the FDA and other health regulatory agencies. Late discovery of previously unknown problems with any product, manufacturer or manufacturing process, or failure to comply with regulatory requirements, may result in actions, such as:

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

Off-label use is common in the indications for which our product candidates are under development, which may result in enforcement actions by the FDA and other regulatory health agencies for violations of the laws and regulations prohibiting the promotion of off-label uses.

Although physicians, in the practice of medicine, may prescribe approved drugs for unapproved indications, pharmaceutical companies are prohibited from marketing or promoting their drug products for uses outside the approved label, a practice known as off-label promotion. Certain of our product candidates, including AEVI -001 and AEVI -002, are under development for indications for which off-label use is common. To the extent the price of our product candidates, if approved, is significantly higher than the prices of commercially available products that are frequently prescribed off-label, physicians may recommend and prescribe these commercial alternatives instead of writing prescriptions for our products. Either of these outcomes may adversely impact our results of operations by limiting how we price our product and increasing our competition.

In addition, if any of our product candidates are approved, our product labeling, advertising and promotional materials would be subject to regulatory requirements and continuing review by the FDA, Department of Justice, Department of Health and Human Services’ Office of Inspector General, state attorneys general, members of Congress and the public. If we are found to have improperly promoted off-label uses of our product candidates, if approved, we may become subject to significant liability. Such enforcement has become more common in the industry. If we are found to have promoted our products for any such off-label uses, the federal government could levy civil, criminal or administrative penalties, and seek fines against us. The FDA or other regulatory authorities could also request that we enter into a consent decree or a corporate integrity agreement, or seek a permanent injunction against us under which specified promotional conduct is monitored, changed or curtailed. If we cannot successfully manage the promotion of our product candidates, if approved, we could become subject to significant liability, which would materially adversely affect our business and financial condition.

In the United States, engaging in the impermissible promotion of our products, following approval, for off-label uses can also subject us to false claims litigation under federal and state statutes, which can lead to civil and criminal penalties and fines, agreements with governmental authorities that materially restrict the manner in which we promote or distribute drug products through, for example, corporate integrity agreements, and debarment, suspension or exclusion from participation in federal and state healthcare programs. These false claims statutes include, among others, federal civil False Claims Act, which allows any individual to bring a lawsuit against a pharmaceutical company on behalf of the federal government alleging submission of false or fraudulent claims, or causing others to present such false or fraudulent claims, for payment by a federal program such as Medicare or Medicaid. If the government decides to intervene and prevails in the lawsuit, the individual will share in the proceeds from any fines or settlement funds. If the government declines to intervene, the individual may pursue the case alone. These false claims lawsuits against pharmaceutical companies have increased significantly in volume and breadth, leading to several substantial civil and criminal settlements regarding certain sales practices promoting off-label drug uses. This growth in litigation has increased the risk that a pharmaceutical company will have to defend a false claim action, pay settlement fines or restitution, as well as criminal and civil penalties, agree to comply with burdensome reporting and compliance obligations, and be excluded from Medicare, Medicaid and other federal and state healthcare programs. If we do not lawfully promote our approved products, if any, we may become subject to such litigation and, if we do not successfully defend against such actions, those actions may have an adverse effect on our business, financial condition, results of operations and prospects.

Even if any of our product candidates receives marketing approval, it may fail to achieve the degree of market acceptance by physicians, patients, third-party payors and others in the medical community necessary for commercial success.

Even if the FDA or any other regulatory health agency approves the marketing of any product candidates that we develop, physicians, patients, third-party payors or the medical community may not accept or use them. Efforts to educate the medical community and third-party payors on the benefits of our product candidates may require significant resources and may not be successful. If AEVI-001, AEVI -002 or any future product candidate that we develop does not achieve an adequate level of acceptance, we may not generate significant product revenue or any profits from operations. The degree of market acceptance of AEVI-001, AEVI -002 or any of our future product candidates that are approved for commercial sale will depend on a variety of factors, including:

•	the efficacy and potential advantages compared to alternative treatments;

•	effectiveness of sales and marketing efforts;

•	the cost of treatment in relation to alternative treatments, including any similar generic treatments;

•	our ability to offer our products, if approved, for sale at competitive prices;

•	the convenience and ease of administration compared to alternative treatments;

•	the willingness of the target patient population to try new therapies and of physicians to prescribe these therapies;

•	the strength of marketing and distribution support;

•	the availability of third-party coverage and adequate reimbursement, and patients’ willingness to pay out-of-pocket in the absence of third-party coverage or adequate reimbursement;

•	the prevalence and severity of any side effects;

•	any restrictions on the use of our products, if approved, together with other medications; and

•	other potential advantages over alternative treatment methods.

Our efforts to educate physicians, patients, third-party payors and others in the medical community on the benefits of our products, if approved, may require significant resources and may never be successful. Such efforts may require more resources than are typically required due to the complexity and uniqueness of our product candidates. Because we expect sales of our product candidates, if approved, to generate substantially all of our product revenue for the foreseeable future, the failure of our product candidates to find market acceptance would harm our business and could require us to seek additional financing.

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

Governments outside the United States tend to impose strict price controls, which may adversely affect our revenues, if any.

In some countries, particularly the countries of the European Union, the pricing of prescription pharmaceuticals is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take considerable time after the receipt of marketing approval for a product. To obtain reimbursement or pricing approval in some countries, we may be required to conduct a clinical trial that compares the cost-effectiveness of our product candidate to other available therapies. If reimbursement of our products is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, our business could be harmed, possibly materially.

We expect to rely on third-party contractors and organizations to conduct our clinical trials, and those third parties may not perform satisfactorily, including failing to meet deadlines for the completion of such trials.

We rely and expect to continue to rely on third-party third party contractors, clinical data management organizations, independent contractors, medical institutions and clinical investigators to conduct our clinical trials of AEVI-001 and AEVI-002, and for our other programs. These agreements may terminate for a variety of reasons, including a failure to perform by the third parties. If we needed to enter into alternative arrangements, our product development activities could be delayed.

We compete with many other companies, some of which may be our competitors, for the resources of these third parties. Large pharmaceutical companies often have significantly more extensive agreements and relationships with such third-party providers, and such third-party providers may prioritize the requirements of such large pharmaceutical companies over ours. The third parties on whom we rely may terminate their engagements with us at any time, which may cause delay in the development and commercialization of our product candidates. If any such third party terminates its engagement with us or fails to perform as agreed, we may be required to enter into alternative arrangements, which would result in significant cost and delay to our product development program. Moreover, our agreements with such third parties generally do not provide assurances regarding employee turnover and availability, which may cause interruptions in the research on our product candidates by such third parties.

Our reliance on these third parties to conduct our clinical trials will reduce our control over these activities but will not relieve us of our responsibilities. For example, we will remain responsible for ensuring that each of our clinical trials is conducted in accordance with the general investigational plan and protocols for the trial. Moreover, the FDA and other regulatory authorities require us to comply with standards, commonly referred to as good clinical practices, or GCPs, for conducting, recording and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of trial participants are protected. We are also required to register ongoing clinical trials and post the results of completed clinical trials on a government-sponsored database, ClinicalTrials.gov, within specified timeframes. Failure to do so can result in fines, adverse publicity and civil and criminal sanctions.

If these third parties do not successfully carry out their contractual duties, meet expected deadlines or conduct our clinical trials in accordance with regulatory requirements or our stated protocols, we will not be able to obtain, or may be delayed in obtaining, marketing approvals for our product candidates and will not be able to, or may be delayed in our efforts to, successfully commercialize our product candidates.

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

Our lead product candidates, including AEVI-001 and AEVI-002, are still in development and are dependent on further development and testing. We currently employ a small number of key personnel including top managers, scientists, engineers and clinical experts who are important to developing AEVI-001 and AEVI-002 and have a high level of accumulated knowledge which would be lost if they left our Company. If these employees leave our Company or otherwise are unable to provide services, there could be significant implications on the timing and cost of future development of the technology. Because competition for qualified personnel in our industry is intense, we may be unable to timely find suitable replacements with the necessary scientific expertise. We cannot assure you that our efforts to attract or retain such personnel will be successful.

If we are not able to obtain and maintain adequate patent protection for our product candidates, we may be unable to prevent our competitors from using our technology.

Our ability to commercialize AEVI-001, AEVI-002 or our other product candidates, will depend, in part, on our ability, both in the United States and in other countries, to obtain patents, enforce those patents, preserve trade secrets and operate without infringing the proprietary rights of third parties. We have licensed certain intellectual property in connection with AEVI-001 and AEVI-002. Applications for patents and other intellectual property rights capable of being registered have been, and will be, filed in certain key jurisdictions. We may not successfully obtain patents in the countries in which patent applications have been or will be filed, and we may not develop other patentable products or processes. In addition, any future patents may not prevent other persons or companies from developing similar or medically equivalent products, and other persons or companies may be issued patents that may prevent the sale of our products or that will require us to license or pay significant fees or royalties. Furthermore, our own issued and in-licensed patents may not be valid or enforceable or be able to provide our company with meaningful protection. Patent litigation is costly and time-consuming, and there can be no assurance that we will have, or will be able to devote, sufficient resources to pursue such litigation. In addition, potentially unfavorable outcomes in such proceedings could limit our intellectual property rights and activities and have an adverse effect on our business.

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

In addition, changes in either patent laws or in interpretations of patent laws in the United States and other countries may materially diminish the value of our intellectual property or narrow the scope of our patent protection. On September 16, 2011, the Leahy-Smith America Invents Act, or the Leahy-Smith Act, was signed into law. The Leahy-Smith Act includes a number of significant changes to United States patent law. These include provisions that affect the way patent applications will be prosecuted in the United States and may also affect patent defense and enforcement in the United States.

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

As we develop our product candidates, we may need to obtain licenses to protect our rights to make and use our technology. These licenses may not be available on acceptable terms or at all. Even if we are able to obtain a license, the license would likely obligate us to pay license fees or royalties or both, and the rights granted to us might be non-exclusive, which could result in our competitors gaining access to the same intellectual property. Ultimately, we could be prevented from commercializing a product or be forced to cease some aspect of our business operations, if, as a result of actual or threatened patent infringement claims, we are unable to enter into licenses on acceptable terms. All of the issues described above could also impact our collaborators, which would also impact the success of the collaboration and therefore us.

Under certain of our in-licensed patents, the licensor is responsible for maintaining, controlling or enforcing the licensed intellectual property portfolio. Thus, we cannot ensure that the patent rights licensed to us will be adequately maintained, controlled or enforced by our licensor. In addition, even when we have the right to control patent prosecution of licensed patents and patent applications, enforcement of licensed patents, or defense of claims asserting the invalidity of those patents, we may still be adversely affected or prejudiced by actions or inactions of our licensors and their counsel that took place prior to or after our assuming control.

There is certain subject matter that is patent eligible in the United States but not generally patent eligible outside of the United States and vice versa. Differences in what constitutes patent eligible subject matter in various countries may limit the protection we can obtain in the United States and outside of the United States.

Third parties may bring patent infringement or other intellectual property claims against us, which would cause us to incur substantial expenses and, if successful against us, could cause us to pay substantial damages. Further, if a patent infringement suit were brought against us, we could be forced to stop or delay research, development, manufacturing or sales of the product candidate that is the subject of the suit. Additionally, if it is determined that our product candidates infringe third-party patents or other intellectual property rights, there can be no assurance that we can successfully develop non-infringing alternatives on a timely basis or license non-infringing alternatives, if any exist, on commercially reasonable terms. A significant intellectual property impediment to our ability to develop and commercialize our product candidates could materially adversely affect our business prospects.

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

If we fail to comply with our obligations under our existing and any future intellectual property licenses with third parties, we could lose license rights that are important to our business.

We are party to several license agreements under which we in-license patent rights and other intellectual property related to our business, including a license agreement with CHOP, under which we license certain technology owned and controlled by CHOP related to ADHD and certain other neurological and neuropsychological indications. Pursuant to this license agreement, CHOP licensed to neuroFix (coupled with a right to sublicense) certain patent rights and compound know-how on an exclusive, worldwide, royalty-bearing right and license basis, and certain CHOP know-how (other than compound know-how) on a non-exclusive, worldwide, royalty-bearing right and license basis. We may enter into additional license agreements in the future. Our license agreements impose, and we expect that future license agreements will impose, various diligence, milestone payment, royalty, insurance and other obligations on us. Any uncured, material breach under these license agreements could result in our loss of rights to practice the patent rights and other intellectual property licensed to us under these agreements, and could compromise our development and commercialization efforts for AEVI-001 and AEVI-002, or any future product candidates. See the section entitled “Business” for a more detailed description of our current license agreements.

We may be required to make significant payments in connection with our license and development agreements.

We are party to license agreements with CHOP and a Development and Option Agreement with KHK pursuant to which we exclusively license certain technology related to the development of AEVI-001 and AEVI-002. Under our license agreements with CHOP, we may be required to make significant payments in connection with the achievement of certain milestones and royalties on the sale of resulting products. If we exercise our option under the terms of KHK Development and Option Agreement, we will be obligated to cover significant development costs for AEVI-002 and make significant payments in connection with certain milestones and the sale of resulting products. If these obligations become due under the terms of the CHOP license agreements or the Development and Option Agreement, we may not have sufficient funds available to meet our obligations and our development efforts may be negatively impacted.

Our intellectual property in-licenses with third parties may be subject to disagreements over contract interpretations, which could narrow the scope of our rights to the relevant intellectual property or technology or increase our financial or other obligations to our licensors.

The agreements under which we currently in-license intellectual property or technology from third parties are complex, and certain provisions in such agreements may be susceptible to multiple interpretations. The resolution of any contract interpretation disagreement that may arise could narrow what we believe to be the scope of our rights to the relevant intellectual property or technology, or increase what we believe to be our financial or other obligations under the relevant agreement, either of which could harm our business, financial condition, results of operations and prospects. If any of our current or future licenses or material relationships or any in-licenses upon which our current or future licenses are based are terminated or breached, we may:

•	lose our rights to develop and market AEVI-001, AEVI-002 or any future product candidates;

•	lose patent protection for AEVI-001, AEVI-002 or any future product candidates;

•	experience significant delays in the development or commercialization of AEVI-001, AEVI-002 or any future product candidates;

•	not be able to obtain any other licenses on acceptable terms, if at all; or

•	incur liability for damages.

If we experience any of the foregoing, it could harm our business, financial condition and results of operations.

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

While we believe our product candidates have significant advantages, there are a number of well-established and sizeable companies engaged in the development, production, marketing, sale and distribution of products and product candidates that may potentially be competitive with our product candidates. Many of these companies are more experienced than our company and represent significant competition. It is also possible that other parties have in development product candidates substantially similar to or with properties that are more efficacious, less invasive and more cost effectively delivered than our product candidates. The success of our competitors in developing, bringing to market, selling and distributing their products could negatively affect our result of operations and/or general acceptance of our product candidates.

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

Through our wholly owned Israeli subsidiary, we have received an aggregate of $13.97 million in grants from the Israeli Office of the Chief Scientist, or the OCS. The grant agreements require repayment of the grants provided to us plus interest through the payment of royalties out of income generated by our Israeli subsidiary. Pursuant to the Israeli Encouragement of Industrial Research and Development Law, certain limitations will apply to the change of control of the grant recipient or Aevi Genomic Medicine, or both, and the financing, mortgaging, production, exportation and transfer or sale of its technology and intellectual property to third parties, which will require the OCS’s prior consent and, in case such a third party is outside of Israel, extended royalties and/or other fees. This could have a material adverse effect on and significant cash flow consequences to our company if, and when, any technologies, intellectual property or manufacturing rights are exported or transferred to third parties outside Israel. If the OCS does not wish to give its consent in any required situation or transaction, we would need to negotiate a resolution with the OCS. In any event, such a transaction, assuming the OCS approved it, would involve monetary payments, such as royalties or fees, of not less than the applicable funding received from the OCS and, in aggregate, not to exceed (depending on the proposed transaction) three or six times the applicable funding received from the OCS plus interest. Legislation has been introduced to permit licensing of technology developed with support of OCS funding outside of Israel upon OCS approval and the payment of certain fees, though it has not yet been adopted. There can be no assurance that such legislation will be adopted in the future.

Health care policy changes may have a material adverse effect on us.

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

In March 2010, President Obama signed into law the ACA and the Health Care and Education Reconciliation Act of 2010. The legislation imposes significant new taxes on medical device makers in the form of a 2.3% excise tax on all U.S. medical device sales that began January 1, 2013. Under the law, the total cost to the medical device industry from the tax is expected to be approximately $29 billion over ten years. This significant increase in the tax burden on our industry could have a material, negative impact on our results of operations and our cash flows, especially if any of our product candidates were determined to be a medical device. Other elements of this legislation, such as comparative effectiveness research, an independent payment advisory board, payment system reforms, including shared savings pilots, and other provisions, could meaningfully change the way health care is developed and delivered, and may materially impact numerous aspects of our business. Finally, there are ongoing efforts to modify or eliminate the ACA. It is unknown what form any such modifications or any law proposed to replace the ACA would take, and how or whether it may affect our business in the future.

Reimbursement policies of third-party payers may negatively affect the acceptance of our product candidates by subjecting the product candidates to sales and pharmaceutical pricing controls.

Third-party payers (Medicare, Medicaid, private health insurance companies and other organizations) may affect the pricing or relative attractiveness of our product candidates by regulating the level of reimbursement provided to the physicians and clinics utilizing our product candidates or by refusing reimbursement. If reimbursement under these programs, or if the amount of time to secure reimbursement is too long, our ability to market our technology and product candidates may be adversely and materially affected. In international markets, reimbursement by private third-party medical insurance providers, including government insurers and independent providers, varies from country to country. In certain countries, our ability to achieve significant market penetration may depend upon the availability of third-party government reimbursement. Pharmaceutical pricing is also subject to regulation in other countries within which we may wish to distribute our product candidates.

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

The pricing of pharmaceutical products, in general, and specialty drugs, in particular, has also been a topic of concern in the U.S. government. There can be no assurance as to how this scrutiny on pricing of pharmaceutical products will impact future pricing of our products or orphan drugs or pharmaceutical products generally.

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

Failure to maintain effective internal controls could have a material adverse effect on our business and operating results. In addition, current and potential stockholders could lose confidence in our financial reporting, which could have a material adverse effect on the price of our common stock.

Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. If we cannot provide reliable financial reports or prevent fraud, our results of operation could be harmed.

Section 404 of the Sarbanes-Oxley Act of 2002 requires annual management assessments of the effectiveness of our internal controls over financial reporting and a report by our independent registered public accounting firm addressing these assessments. We continuously monitor our existing internal controls over financial reporting systems to confirm that they are effective, and we may identify deficiencies that we may not be able to remediate in time to meet the deadlines imposed by the Sarbanes-Oxley Act. This process may divert internal resources and will take a significant amount of time and effort to complete.

If at any time it is determined that our internal controls are not effective, we may be required to implement new internal control procedures and reevaluate our financial reporting. We may experience higher than anticipated operating expenses as well as increased independent auditor fees during the implementation of these changes and thereafter. Further, we may need to hire additional qualified personnel. If we fail to maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act, which could result in our being unable to obtain an unqualified report on internal controls from our independent auditors. Failure to maintain an effective internal control environment could also cause investors to lose confidence in our reported financial information, which could have a material adverse effect on the price of our common stock.

We are migrating to a new accounting system and, if this new system proves ineffective, we may be unable to timely or accurately prepare financial reports.

We are in the process of migrating our accounting systems to provide us with the necessary infrastructure needed to support growth. Any problems or delays associated with the implementation of our unified accounting platform or the failure to complete such implementation on a timely basis could adversely affect our ability to report financial information as our company grows, including the filing of our quarterly or annual reports with the SEC on a timely and accurate basis. After converting from prior systems and processes, we may discover data integrity problems or other issues that, if not corrected, could impact our business or financial results.

Compliance with changing regulation of corporate governance and public disclosure may result in additional expenses, divert management’s attention from operating our business which could have a material adverse effect on our business.

There have been changing laws, regulations and standards relating to corporate governance and public disclosure, as well as new regulations promulgated by the SEC and rules promulgated by the national securities exchanges, including the Nasdaq Global Market. These new or changed laws, regulations and standards are subject to varying interpretations in many cases due to their lack of specificity, and as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies, which could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. As a result, our efforts to comply with evolving laws, regulations and standards are likely to continue to result in increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities. Our board members, principal executive officer and principal financial officer could face an increased risk of personal liability in connection with the performance of their duties. As a result, we may have difficulty attracting and retaining qualified board members and executive officers, which could have a material adverse effect on our business. If our efforts to comply with new or changed laws, regulations and standards differ from the activities intended by regulatory or governing bodies, we may incur additional expenses to comply with standards set by regulatory authorities or governing bodies which would have a material adverse effect on our business, financial condition and results of operations.

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

Although our common stock has been traded on the Nasdaq Global Market since October 21, 2016 and, prior to that on the NYSE MKT since April 8, 2011, the volumes and trading in our securities have been extremely sporadic. As a result, the ability of holders to purchase or sell our securities is limited, with low-volume trading creating wide shifts in price. For our securities to continue to be listed on the Nasdaq Global Market, we must meet the current listing requirements of that exchange. If we were unable to meet these requirements, our securities could be delisted from the Nasdaq Global Market. Any such delisting of our securities could have an adverse effect on the market price of, and the efficiency of the trading market for, our securities, not only in terms of the number of shares that can be bought and sold at a given price, but also through delays in the timing of transactions and less coverage of us by securities analysts, if any. Also, if in the future we were to determine that we need to seek additional equity capital, it could have an adverse effect on our ability to raise capital in the public or private equity markets.

Further, the share prices of public companies, particularly those operating in high growth sectors, are often subject to significant fluctuations. The market price of our common stock on the Nasdaq Global Market (and NYSE MKT) has been volatile, ranging from $3.87 per share to $6.89 per share during the 52-week trading period ending March 7, 2017. We expect that the market price of our common stock will continue to fluctuate significantly due to factors including, but not limited to, the following:

•	results of our clinical trials, such as the Phase 2/3 SAGA trial for mGLuR+ ADHD for which top-line results are expected in the first quarter of 2017, and the Phase 1b trial for the treatment of the psychiatric symptoms of 22q DS which is enrolling patients, and initial data is expected by mid-year 2017, and the signal finding study for AEVI-002 in Severe Pediatric Onset IBD for which initial data is anticipated around mid-year 2017;

•	announcements of developments by us or our competitors;

•	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

•	adoption of new accounting standards affecting our industry;

•	introduction of new products by us or our competitors;

•	changes in market valuations of companies in our industry;

•	actual or anticipated variations in our operating results;

•	future issuances of our common stock or other securities;

•	other events or factors, including those beyond our control; and

•	general market or economic conditions.

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

The exercise of options and other issuances of shares of common stock or securities convertible into or exercisable for shares of common stock will dilute the ownership interests of our current stockholders and may adversely affect the future market price of our common stock.

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

In addition, as of December 31, 2016, there were outstanding options and warrants to purchase an aggregate of 10,497,744 and 4,909,393 shares, respectively, of our common stock at exercise prices ranging from $2.66 per share to $10.80 per share, of which options to purchase 6,947,018 shares were exercisable as of such date. The exercise of options at prices below the market price of our common stock could adversely affect the price of shares of our common stock. Additional dilution may result from the issuance of shares of our common stock in connection with collaborations or manufacturing arrangements or in connection with other financing efforts.

Any issuance of our common stock that is not made solely to then-existing stockholders proportionate to their interests, such as in the case of a stock dividend or stock split, will result in dilution to each stockholder by reducing his, her or its percentage ownership of the total outstanding shares. Moreover, if we issue options or warrants to purchase our common stock in the future and those options or warrants are exercised, stockholders may experience further dilution. Delaware law and our corporate governance documents do not prohibit the number of options or other securities that are convertible into, exchangeable for or represent the right to receive common stock that we may issue in the future, except to the extent we are limited by the number of our authorized shares of common stock which is currently 100,000,000 shares. Holders of shares of our common stock have no preemptive rights that entitle them to purchase their pro rata share of any offering of shares of any class or series.

Our principal stockholders have significant voting power and may take actions that may not be in the best interests of our other stockholders.

As of December 31, 2016, our officers and directors together controlled approximately 21% of our outstanding common stock on a fully diluted basis. In addition, as of December 31, 2016, our five largest stockholders other than management and the directors controlled approximately 19% of our outstanding common stock on a fully diluted basis. This concentration of ownership may have the effect of delaying or preventing a change in control and might adversely affect the market price of our common stock, and therefore may not be in the best interest of our other stockholders.

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

ITEM 1B - Unresolved Staff Comments.

None.

ITEM 2 - Properties.

Our principal executive offices are located at 435 Devon Park Drive, Suite 715, Wayne, Pennsylvania 19087. We believe that this facility is adequate to meet our current needs. We believe that if additional or alternative space is needed in the future, such space will be available on commercially reasonable terms as necessary.

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

PART II

ITEM 5 - Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock issued in connection with our U.S. initial public offering in April 2011 was previously traded on the NYSE MKT under the symbol “MDGN”.

On October 10, 2016, we provided written notice to the NYSE MKT of our intention to voluntarily delist our common stock from the NYSE MKT and to list our common stock on the Nasdaq Global Market. The listing and trading of our common stock on the NYSE MKT ceased at market close on October 20, 2016, and trading of our common stock on the Nasdaq Global Market commenced on October 21, 2016. The common stock was approved for listing on the Nasdaq Global Market and continuing to trade under the symbol “MDGN” until December 15, 2016. Effective December 16, 2016, in connection with our corporate name change to Aevi Genomic Medicine, Inc., our common stock ceased trading under the ticker symbol “MDGN” and commenced trading under the new ticker symbol “GNMX”.

The following table sets forth, for the periods indicated, the high and low sale prices for our common stock as reported by the NYSE MKT or the Nasdaq Global Market, as applicable:

2015	High	Low
First Quarter (January 1, 2015 to March 31, 2015)	$8.50	$5.00
Second Quarter (April 1, 2015 to June 30, 2015)	9.63	5.87
Third Quarter (July 1, 2015 to September 30, 2015)	10.25	5.90
Fourth Quarter (October 1, 2015 to December 31, 2015)	7.72	5.62

2016	High	Low
First Quarter (January 1, 2016 to March 31, 2016)	$6.18	$3.09
Second Quarter (April 1, 2016 to June 30, 2016)	6.60	4.34
Third Quarter (July 1, 2016 to September 30, 2016)	6.32	4.74
Fourth Quarter (October 1, 2016 to December 31, 2016)	6.89	4.00

Holders of Record

As of March 7, 2017, there were 317 holders of record of our common stock. We believe there are a substantially greater number of beneficial holders.

Stock Performance Graph

The following graph compares the cumulative total stockholder return data for our common stock from January 1, 2012 through December 31, 2016 to the cumulative return over such time period of (i) the NASDAQ Global Market Composite Index, (ii) the NASDAQ Biotechnology Index, (iii) the NYSE MKT Composite Index and (iv) the RDG MicroCap Biotechnology Index. The graph assumes an investment of $100 on January 1, 2012 in (i) our common stock, (ii) the securities comprising the NASDAQ Global Market Composite Index, (iii) the securities comprising the NASDAQ Biotechnology Index, (iv) the securities comprising the NYSE MKT Composite Index and (v) the securities comprising the RDG MicroCap Biotechnology Index, including dividend reinvestment, if any. The comparisons in the graph are required by the SEC and are not intended to forecast or be indicative of possible future performance of our common stock.

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

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6 - Selected Financial Data.

The selected data presented below under the captions “Statement of Operations Data,” “Statement of Cash Flows Data” and “Balance Sheet Data” for, and as of the end of, each of the fiscal years in the five-year period ended December 31, 2016, are derived from, and should be read in conjunction with, our audited consolidated financial statements.

The information contained in this table should also be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and related notes thereto included elsewhere in this report (in thousands of dollars except share and per share data):

	Year Ended December 31,
	2016	2015	2014	2013	2012
Statement of Operations Data:
Operating expenses:
Research and development expenses, net	$28,356	$15,444	$8,253	$7,297	$5,431
Non-recurring research and development expenses resulting from acquisition	-	8,170	-	-	-
General and administrative expenses	13,523	12,954	10,686	10,521	7,197
Operating loss	(41,879)	(36,568)	(18,939)	(17,818)	(12,628)
Financial expenses	(24)	(1,408)	(68)	(20)	(2,429)
Financial income	15	1	586	726	5
Loss before taxes on income	(41,888)	(37,975)	(18,421)	(17,112)	(15,052)
Taxes on income	16	17	12	17	19
Net loss	(41,904)	(37,992)	(18,433)	(17,129)	(15,071)
Basic loss per share	$(1.19)	$(1.42)	$(0.96)	$(0.97)	$(1.37)
Diluted loss per share	$(1.19)	$(1.45)	$(1.00)	$(1.06)	$(1.37)
Weighted average number of shares used in computing basic loss per share	35,161,823	26,783,623	19,246,611	17,629,436	11,023,881
Weighted average number of shares used in computing diluted loss per share	35,161,823	26,846,270	19,294,259	17,683,510	11,023,881

Statement of Cash Flows Data:
Net cash used in operating activities	$(32,749)	$(24,347)	$(12,195)	$(12,732)	$(8,619)
Net cash used in investing activities	(221)	(187)	(363)	(183)	(63)
Net cash provided by financing activities	19,744	44,310	23,456	28,874	10,118
(Decrease) increase in cash and cash equivalents	(13,226)	19,776	10,898	15,959	1,436

Balance Sheet Data:
Cash and cash equivalents	$39,838	$53,064	$33,288	$22,390	$6,431
Current assets	40,173	53,811	33,603	22,592	6,970
Long-term assets	388	447	677	495	737
Total assets	40,561	54,258	34,280	23,087	7,707
Current liabilities	5,583	3,908	3,638	3,014	2,350
Long-term liabilities	-	-	980	1,650	3,423

ITEM 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read together with our financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K.

Overview

We are a clinical stage biopharmaceutical company with an emphasis on identifying genetic drivers of disease and applying this understanding to pursuing differentiated novel therapies for pediatric onset, life-altering diseases, including rare and orphan diseases. Our lead program, AEVI-001, is an oral, non-stimulant glutamatergic neuromodulator which is currently being studied in our Phase 2/3 SAGA trial, for a genetically-defined subset of ADHD adolescent patients (mGluR+). We expect to release top line results for this trial in the first quarter of 2017. We are also studying AEVI-001 in patients with 22q11.2 deletion syndrome, or 22q DS, a rare genetic pediatric disorder, and expect data from this Phase 1b trial in 2017. We intend to initiate an open-labeled study in ASD and PGAD with AEVI-001 and expect top-line results from these studies in 2017.

We have partnered with the CAG at CHOP to implement a genomic medicine driven approach to drug development. In 2014, we entered into the License Agreement and the Research Agreement, each with CHOP. In February 2017, we amended the License Agreement. The amendment allows us to extend the period of our exclusive commercial access to the Biobank for rolling two year periods. The cost of each extension is $125K per year. Under the terms of the Research Agreement, we agreed to sponsor research at CHOP with respect to the recruitment and genetic analysis of patients with rare and/or orphan diseases to accelerate discovery of diagnostic and therapeutic targets. As consideration for the research program, we are obligated to pay CHOP $4.75 million in 2017. We have extended the Research Agreement research agreement through June 30, 2018, for which additional payments totaling approximately $3.56 million will be due in 2018. The amendment also allows us to extend the Research Agreement for rolling two year periods in connection with the Company extending its exclusive commercial access to the Biobank under the License Agreement.

In June 2016, we entered into the Development and Option Agreement with KHK, pursuant to which we acquired certain rights with respect to the development and potential commercialization of AEVI-002, the Antibody. Under the Development and Option Agreement, we received an Option for exclusive rights to develop Antibody Licensed Products and exclusive rights to commercialize Antibody Licensed Products in various countries and to conduct various development activities with respect to the Antibody Licensed Products, including the conduct of a signal finding study testing the Antibody in Severe Pediatric Onset Inflammatory Bowel Disease, or the Study. We plan to initiate the Study in the first quarter of 2017.

On October 10, 2016, we provided written notice to the NYSE MKT of our intention to voluntarily delist our common stock from the NYSE MKT and to list our common stock on the Nasdaq Global Market. The listing and trading of our common stock on the NYSE MKT ceased at market close on October 20, 2016, and trading of our common stock on the Nasdaq Global Market commenced on October 21, 2016. Effective December 16, 2016, in connection with our corporate name change to Aevi Genomic Medicine, Inc., our common stock ceased trading under the ticker symbol “MDGN” and commenced trading under the new ticker symbol “GNMX.”

Subsequent to our strategic shift toward a focus on genomic medicine, development efforts related to our legacy gene therapy technology platform, TARGT, have been significantly reduced. Following the evaluation of initial clinical trial results in End Stage Renal Disease (ESRD) in late 2014, the determination was made that the technology would be best suited for potential treatment of oncology diseases of the Central Nervous System (CNS). Optimizing the platform for CNS use required the program to move back to a preclinical stage. In late 2016 we determined to divest the TARGT technology and close the Israeli operations. The majority of shutdown activities were completed by December 2016, with a few employees continuing the shutdown and divestiture work, planned for completion in the first half of 2017.

We have generated significant losses to date, and we expect to continue to generate losses as we progress towards the commercialization of our product candidates. We have incurred net losses of approximately $41.90 million, $37.99 million and $18.43 million for the years ended December 31, 2016, 2015 and 2014, respectively. As of December 31, 2016, we had cash and cash equivalents of $39.84 million, which we believe will provide funding for us at least through the first quarter of 2018. We are unable to predict the extent of any future losses or when we will become profitable, if at all.

AEVI-001 (mGluR+ ADHD and 22q11.2 Deletion Syndrome)

The lead program from our genomic research collaboration with CHOP is the development candidate AEVI-001. We intend to develop AEVI-001 for the treatment of mGluR+ ADHD, and certain other neurological and neuropsychological indications, including but not limited to Autism Spectrum Disorders (ASD), Pediatric Anxiety and Anorexia. We recently completed patient enrollment in the SAGA trial, our Phase 2/3 trial for mGLuR+ ADHD, and we expect to release top-line results in the first quarter of 2017. We are enrolling patients in a Phase 1b trial for the treatment of the psychiatric symptoms of 22q DS, and expect to release initial top-line results by mid-year 2017. A Phase 1b clinical trial of AEVI-001 in adolescents with mGluR+ ADHD was completed in 2015, demonstrating the safety of AEVI-001 and signaling potential efficacy in the treated population.

AEVI-002 (Anti-LIGHT Monoclonal Antibody)

The second program arising out of our genomic research collaboration with CHOP is the development candidate AEVI-002, a first-in-class anti-LIGHT Antibody, the Antibody. In June 2016, we entered into the Development and Option Agreement with KHK, pursuant to which we acquired certain rights with respect to the development and potential commercialization of the Antibody. Under the Development and Option Agreement, we received an exclusive option for exclusive rights to develop Antibody Licensed Products and exclusive rights to commercialize Antibody Licensed Products in various countries and to conduct various development activities with respect to the Antibody. We plan to initiate a signal finding study in patients with Severe Pediatric Onset IBD in the first quarter of 2017, with initial data expected mid-year 2017.

For a certain period of time after the completion of the Study, or the Exercise Period, we will have the option, or the Option, to obtain exclusive rights for the development of the Antibody and exclusive rights to commercialize Antibody Licensed Products in various countries. If we exercise the Option, KHK will have 60 days to select one of two development and commercialization structures: a co-development/co-commercialization arrangement (Plan A) or a licensing arrangement (Plan B). The terms of the Development and Option Agreement and the Plan A and Plan B arrangements are more fully described in the section entitled “Licenses.”

Financial Operations Overview

Research and Development Expense

Research and development expense consists of: (i) internal costs associated with our development activities; (ii) payments we make to third party CROs, contract manufacturers, clinical trial sites and consultants; (iii) technology and intellectual property license costs; (iv) manufacturing development costs; (v) personnel related expenses, including salaries, and other related costs, including stock-based compensation expense, for the personnel involved in product development; (vi) activities related to regulatory filings and the advancement of our product candidates through preclinical studies and clinical trials; and (vii) facilities and other allocated expenses, which include direct and allocated expenses for rent, facility maintenance, as well as laboratory and other supplies. All research and development costs are expensed as incurred.

Conducting a significant amount of development is central to our business model. Product candidates in later-stage clinical development generally have higher development costs than those in earlier stages of development, primarily due to the significantly increased size and duration of the clinical trials.

The process of conducting pre-clinical studies and clinical trials necessary to obtain regulatory approval is costly and time consuming. The probability of success for each product candidate and clinical trial may be affected by a variety of factors, including, among others, the quality of the product candidate’s early clinical data, investment in the program, competition, manufacturing capabilities and commercial viability. As a result of these uncertainties, together with the uncertainty associated with clinical trial enrollments and the risks inherent in the development process, we are unable to determine the duration and completion costs of current or future clinical stages of our product candidates or when, or to what extent, we will generate revenues from the commercialization and sale of any of our product candidates. Development timelines, probability of success and development costs vary widely. We are concurrently focusing on pursuing clinical and pre-clinical research and development in targeted orphan and rare disease.

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

Financial Income and Expense

Financial income and expense consist primarily of warrant valuations and foreign currency exchange differences.

Results of Operations for the Years Ended December 31, 2016 and 2015

Research and Development Expenses

Gross R&D expenses for year ended December 31, 2016 increased to $28.55 million from $18.36 million in 2015. This increase was primarily driven by increased spending on third party related costs used to advance our clinical activities related to the AEVI-001 program.  Net R&D expenses for the year ended December 31, 2016 increased to $28.36 million from $15.44 million in 2015 due to the increase in gross research and development expenses as detailed above in addition to reduced OCS funding in 2016.

During 2016 there were no non-recurring research and development costs compared to $8.17 million for the year ended December 31, 2015 which pertained to the neuroFix acquisition.

General and Administrative Expenses

General and administrative expenses for the year ended December 31, 2016 were $13.52 million, increasing from $12.95 million in 2015 primarily due to an increase in professional fees and US-based headcount offset in part by a decrease in stock-based compensation expense related to options granted to directors.

Financial Income and Expenses

Financial expenses for the year ended December 31, 2016 were $0.02 million, decreasing from $1.41 million in 2015. This decrease was mainly due to the non-cash change in valuation of the warrant liability in 2015.

Financial income for the year ended December 31, 2016 and 2015 was de minimis.

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

General and Administrative Expenses

General and administrative expenses for the year ended December 31, 2015 were $12.95 million, increasing from $10.69 million in 2014 primarily due to increased non-cash stock based compensation expense related to options granted to directors and general and administrative personnel and consultants of $2.01 million.

Financial Income and Expenses

Financial expenses for year ended December 31, 2015 were $1.41 million, increasing from $0.07 million in 2014. This increase of $1.34 million was mainly due to the non-cash change in valuation of the warrant liability.

Financial income for the year ended December 31, 2015 was de minimis, decreasing from $0.59 for the same period in 2014 mainly due to non-cash change in valuation of warrant liability.

Liquidity and Capital Resources

Sources of Liquidity

We have financed our operations primarily through a combination of equity, debt issues and grants from the OCS and other third parties.

We recorded $0.20 million, $2.91 million and $2.24 million in the years ended December 31, 2016, 2015 and 2014, respectively, from the OCS in development grants.

In the year ended December 31, 2016, options and warrants were exercised in consideration of $0.18 million and 407,865 shares of common stock were issued upon such exercises. In the year ended December 31, 2015, options and warrants were exercised in consideration of $1.43 million and 480,122 shares of common stock were issued upon such exercises. In the year ended December 31, 2014, options and warrants were exercised in consideration of $1.24 million and 404,018 shares of common stock were issued upon such exercises.

On June 24, 2016, we completed a registered public offering of 3,835,261 shares of common stock, which includes 195,261 shares sold pursuant to the partial exercise of the underwriters’ over-allotment option, at a price to the public of $5.50 per share. The net proceeds from this offering to us were approximately $19.56 million, after deducting underwriting discounts and commissions and offering expenses of $1.55 million.

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

Cash Flows

We had cash and cash equivalents of $39.84 million at December 31, 2016 and $53.06 million at December 31, 2015. The decrease in our cash balance during 2016 was primarily the result of our advancement of our AEVI-001 program.

Net cash used in operating activities of $32.75 million, $24.35 million and $12.20 million for the years ended December 31, 2016, 2015 and 2014, respectively, primarily reflected our net cash expenses for our operations, including our acquisition of neuroFix and amounts paid to CHOP under the License Agreement and the Research Agreement.

Our cash used in investing activities relates mainly to our purchases of property and equipment.

Net cash provided by financing activities was $19.74 million, $44.31 million and $23.46 million for the years ended December 31, 2016, 2015 and 2014, respectively. Our cash flows from financing activities during the year ended December 31, 2016 were primarily the result of our registered public offering of common stock in June 2016 from which the net proceeds were approximately $19.56 million. Our cash flows from financing activities during the year ended December 31, 2015 were primarily the result of our registered public offering of common stock in October 2015 from which the net proceeds were approximately $42.88 million. Our cash flows from financing activities during the year ended December 31, 2014 were primarily the result of our registered public offering of common stock in December 2014 from which the net proceeds were approximately $22.21 million.

Funding Requirements

Our future capital requirements will depend on a number of factors, including our success in targeting rare and orphan disease candidates, design of our clinical trials and regulatory guidance and feedback, the timing and outcome of clinical trials and regulatory approvals, the costs involved in preparing, filing, prosecuting, maintaining, defending, and enforcing patent claims and other intellectual property rights, the acquisition of licenses to new products or compounds, the status of competitive products, the availability of financing, and our success in developing markets for our product candidates.

Without taking into account any revenue we may receive as a result of licensing or other commercialization agreements, we believe that cash on hand will be sufficient to enable us to fund our operating expenses and capital expenditure requirements at least through the first quarter 2018. We have based this estimate on assumptions that may prove to be wrong and we could use our available resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our current and anticipated clinical trials.

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

Contractual Obligations

The following table sets forth our contractual payment obligations as of December 31, 2016 for the periods indicated below:

Contractual Obligations	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years and Thereafter
Operating lease obligations	$398,999	$222,999	$176,000	$-	$-
Purchase obligations	$8,608,795	$5,047,000	$3,561,795	$-	$-
Total	$9,007,794	$5,269,999	$3,737,795	$-	$-

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

While our significant accounting are more fully described in Note 2 to our financial statements included elsewhere in this Annual Report on Form 10-K, we believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating our reported financial results and affect the more significant judgments and estimates that we use in the preparation of our financial statements.

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

For the purpose of valuing options and warrants granted to our employees, non-employees and directors and officers during the years ended December 31, 2016, 2015 and 2014, we used the Binomial options pricing model. To determine the risk-free interest rate, we utilized the U.S. Treasury yield curve in effect at the time of grant with a term consistent with the expected term of our awards. We estimated the expected life of the options granted based on anticipated exercises in the future periods assuming the success of our business model as currently forecast. The expected dividend yield reflects our current and expected future policy for dividends on our common stock. The expected stock price volatility for our stock options was calculated by examining historical volatilities for publicly traded industry peers as we do not have sufficient trading history for our common stock. We will continue to analyze the expected stock price volatility and expected term assumptions as more historical data for our common stock becomes available. We currently estimate that we will experience 8% forfeitures for those options currently outstanding.

Off-Balance Sheet Arrangements

CHOP License Agreement and Research Agreement

In November 2014, we entered into a license agreement, or the License Agreement, and a sponsored research agreement, or the Research Agreement, each with CHOP. Under the terms of the License Agreement, CHOP granted us (i) an exclusive, sublicensable license to use certain patent rights covering potential diagnostic and therapeutic targets, (ii) an exclusive, non-sublicensable license to use certain biospecimen and phenotypic data collected from patients with rare and orphan diseases and their family members or the Biobank. In February 2017, we amended the License Agreement. The amendment allows us to extend the period of our exclusive commercial access to the Biobank for rolling two year periods. The cost of each extension is $125K per year. By a February 2017 amendment to the Research Agreement, we have extended the Research Agreement through June 30, 2018, for which additional payments totaling $4,750,000 will be due in 2017 and $3,561,795 will be due in 2018. The amendment also allows us to extend the Research Agreement for rolling two year periods in connection with the Company extending its exclusive commercial access to the Biobank under the License Agreement.

Development and Option Agreement, with Kyowa Hakko Kirin Co., Ltd. (KHK)

In June 2016, we entered into the Development and Option Agreement with KHK pursuant to which we acquired certain rights with respect to the development and potential commercialization of AEVI-002, the Antibody. If we exercise our option under the Development and Option Agreement, KHK has 60 days to select one of two development and commercialization structures as follows:

PLAN A: Co-Development/Co-Commercialization Arrangement

If KHK selects the co-development/co-commercialization arrangement (Plan A), we will have the exclusive right to develop, manufacture and commercialize the Antibody Licensed Products in the Field in the United States and Canada. We will also be responsible for development and regulatory approval of the first Antibody Licensed Product in the European Union and then transferring such regulatory approval to KHK or its designee. We will be responsible for the manufacture of the Antibody Licensed Products for use by the parties in clinical trials as well as for commercialization in their respective fields and/or territories, with KHK purchasing the Antibody Licensed Products from us.

We will be required to pay KHK an initial license fee in the low single-digit millions of dollars upon the co-development/co-commercialization arrangement becoming effective. We may pay KHK up to an additional $18 million upon the achievement of certain regulatory milestones related to the Antibody Licensed Products. The parties will share the anticipated costs of development of the first Antibody Licensed Product in the Field in the United States, Canada and the European Union with us being responsible for any costs in excess of an agreed cap. The parties will split profits from our sales of Antibody Licensed Products in the United States and Canada equally. KHK will pay us low double-digit royalties for sales of Antibody Licensed Products outside the United States and Canada and outside the Field in the United States and Canada.

PLAN B: Licensing Arrangement

If KHK selects the licensing arrangement (Plan B), we will have the exclusive right to develop, manufacture and commercialize the Antibody Licensed Products in the Field in the United States, Canada and the European Union. We will be responsible for the manufacture of the Antibody Licensed Products for use by the parties in clinical trials as well as for commercialization in their respective fields and/or territories.

We will be required to pay KHK an initial license fee in the low single-digit millions of dollars upon the licensing arrangement becoming effective. We may pay KHK up to an additional $28 million upon the achievement of certain regulatory milestones related to the Antibody Licensed Products. The parties will split profits from our sales of Antibody Licensed Products in the United States, Canada and the European Union with us being entitled to approximately 74% of such profits and KHK being entitled to approximately 26% of such profits. KHK will pay us low double-digit royalties for sales of Antibody Licensed Products outside the United States, Canada and the European Union and outside the Field in the United States, Canada and the European Union. We will be responsible for costs of development of Antibody Licensed Products in the United States, Canada and the European Union. KHK will have the right to purchase the Antibody Licensed Products from us.

OCS Agreements

Under agreements with the OCS in Israel regarding research and development projects, our Israeli subsidiary is committed to pay royalties to the OCS at rates between 3.5% and 5% of the income resulting from this research and development, at an amount not to exceed the amount of the grants received by our subsidiary as participation in the research and development program, plus interest at LIBOR. The obligation to pay these royalties is contingent on actual income and in the absence of such income no payment is required. As of December 31, 2016, the principal amount of the aggregate contingent liability amounted to approximately $13.97 million.

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

Foreign Currency Exchange Risk and Inflation

Approximately 8% of our costs, including salaries, lab materials and office expenses, were incurred in NIS. We do not believe that inflation has had a material effect on our results of operations for the years ended December 31, 2016, 2015 or 2014. We do not expect that inflation will have a material impact on our results of operations in the future, as we made the decision in late 2016 to shut down our Israeli operations.

The exchange rate of the U.S. dollar to the NIS, based on exchange rates published by the Bank of Israel, was as follows:

	Year Ended December 31,
	2014	2015	2016
Average rate for year	3.5779	3.8858	3.8437
Rate at year-end	3.889	3.902	3.8413

Currency fluctuations may affect us by increasing or decreasing costs. Currency fluctuations had no material effect on our results of operations for the years ended December 31, 2014, 2015 and 2016.

ITEM 8 - Financial Statements and Supplementary Data.

AEVI GENOMIC MEDICINE, INC. AND ITS SUBSIDIARY

CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

Aevi genomic medicine, INC.

We have audited the accompanying consolidated balance sheet of Aevi Genomic Medicine, Inc. and its subsidiary as of December 31, 2016, and the related consolidated statements of operations, stockholders’ equity and cash flows for the year ended December 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Aevi Genomic Medicine, Inc. and its subsidiary, at December 31, 2016 , and the consolidated results of their operations and their cash flows for the year ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Aevi Genomic Medicine, Inc. and its subsidiary’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 9, 2017 expressed an unqualified opinion thereon.

Philadelphia, Pennsylvania March 9, 2017	/s/ Ernst & Young LLP

`	Kost Forer Gabbay & Kasierer 2 Pal-Yam Blvd. Haifa 3309502, Israel	Tel: +972-4-8654000 Fax: +972-3-5633439 ey.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

MEDGENICS, INC.

We have audited the accompanying consolidated balance sheet of Medgenics, Inc. ("the Company") and its subsidiary as of December 31, 2015, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the two years in the period ended December 31, 2015. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company and its subsidiary as of December 31, 2015 and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States.

Haifa, Israel	/s/ KOST FORER GABBAY & KASIERER
February 26, 2016	A Member of EY Global

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

aevi genomic medicine, INC.

We have audited Aevi Genomic Medicine, Inc. and its subsidiary’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Aevi Genomic Medicine, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Aevi Genomic Medicine, Inc. and its subsidiary maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Aevi Genomic Medicine, Inc. and its subsidiary as of December 31, 2016, and the related consolidated statements of operations, stockholders’ equity and cash flows for the year ended December 31, 2016 and our report dated March 9, 2017 expressed an unqualified opinion thereon.

Philadelphia, Pennsylvania March 9, 2017	/s/ Ernst & Young LLP

AEVI GENOMIC MEDICINE, INC. AND ITS SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

U.S. dollars in thousands (except share and per share data)

		December 31,
	Note	2015	2016

ASSETS

CURRENT ASSETS:

Cash and cash equivalents		$53,064	$39,838
Prepaid expenses and other current assets		747	335

Total current assets		53,811	40,173

LONG-TERM ASSETS:

Restricted lease deposits	5(e)	23	11
Property and equipment, net	3	424	377

Total long-term assets		447	388

Total assets		$54,258	$40,561

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

Trade payables		$1,322	$137
Other accounts payable and accrued expenses	4	2,586	5,446

Total current liabilities		3,908	5,583

Total liabilities		3,908	5,583

COMMITMENTS AND CONTINGENCIES	5

STOCKHOLDERS' EQUITY:	6

Common stock - $0.0001 par value; 100,000,000 shares authorized; 37,112,343 shares issued and 37,103,843 shares outstanding at December 31, 2016; 32,869,217 shares issued and 32,860,717 shares outstanding at December 31, 2015		4	4
Additional paid-in capital		188,476	215,008
Accumulated deficit		(138,130)	(180,034)

Total stockholders' equity		50,350	34,978

Total liabilities and stockholders' equity		$54,258	$40,561

The accompanying notes are an integral part of the consolidated financial statements.

AEVI GENOMIC MEDICINE, INC. AND ITS SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

U.S. dollars in thousands (except share and per share data)

		Year ended
		December 31,
	Note	2014	2015	2016

Research and development expenses		$10,490	$18,356	$28,552

Less:
Participation by the Office of the Chief Scientist	5(d)	(2,237)	(2,912)	(196)

Research and development expenses, net		8,253	15,444	28,356

Non-recurring research and development expenses resulting from acquisition			8,170

General and administrative expenses		10,686	12,954	13,523

Operating loss		(18,939)	(36,568)	(41,879)

Financial expenses		(68)	(1,408)	(24)
Financial income		586	1	15

Loss before taxes on income		(18,421)	(37,975)	(41,888)

Taxes on income	7(e)	12	17	16

Net loss		$(18,433)	$(37,992)	$(41,904)

Basic loss per share	10	$(0.96)	$(1.42)	$(1.19)

Diluted loss per share	10	$(1.00)	$(1.45)	$(1.19)

Weighted average number of shares of common stock used in computing basic loss per share		19,246,611	26,783,623	35,161,823

Weighted average number of shares of common stock used in computing diluted loss per share		19,294,259	26,846,270	35,161,823

The accompanying notes are an integral part of the consolidated financial statements.

AEVI GENOMIC MEDICINE, INC. AND ITS SUBSIDIARY

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
U.S. dollars in thousands (except share and per share data)

	Common stock		Additional paid-in capital	Accumulated deficit	Total stockholders' equity
	Shares	Amount

Balance as of December 31, 2013	18,497,307	$2	$100,126	$(81,705)	$18,423

Issuance of common stock at $4.10 per share, net	5,893,750	1	22,211	-	22,212
Stock-based compensation related to the issuance and vesting of restricted common stock to directors and an employee	23,000	(*)	411	-	411
Stock-based compensation related to options and warrants granted to consultants, directors and employees	-	-	5,791	-	5,791
Exercise of warrants and options	404,018	(*)	1,258	-	1,258
Net loss	-	-	-	(18,433)	(18,433)

Balance as of December 31, 2014	24,818,075	$3	$129,797	$(100,138)	29,662

Issuance of common stock at $6.50 per share, net	7,078,250	1	42,881	-	42,882
Stock-based consideration related to acquisition	459,770	(*)	3,200	-	3,200
Stock-based compensation related to the issuance and vesting of restricted common stock to directors	24,500	(*)	-	-	-
Stock-based compensation related to options and warrants granted to consultants, directors and employees	-	-	9,188	-	9,188
Exercise of warrants and options	480,122	(*)	3,410	-	3,410
Net loss	-	-	-	(37,992)	(37,992)

Balance as of December 31, 2015	32,860,717	$4	$188,476	$(138,130)	50,350
Issuance of common stock at $5.50 per share, net	3,835,261	-	19,563	-	19,563
Stock-based compensation related to options and warrants granted to consultants, directors and employees	-	-	6,788	-	6,788
Exercise of warrants and options	407,865	(*)	181	-	181
Net loss	-	-	-	(41,904)	(41,904)

Balance as of December 31, 2016	37,103,843	$4	$215,008	$(180,034)	34,978

(*)       Represents an amount lower than $1.

The accompanying notes are an integral part of the consolidated financial statements.

AEVI GENOMIC MEDICINE, INC. AND ITS SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
U.S. dollars in thousands

	Year ended
	December 31
	2014	2015	2016

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(18,433)	$(37,992)	$(41,904)

Adjustments to reconcile loss to net cash used in operating activities:

Depreciation	225	240	268
Loss from disposal of property and equipment	-	18	-
Stock-based compensation related to options, warrants and restricted shares granted to employees, directors and consultants	6,202	9,188	6,788
Stock-based consideration related to acquisition	-	3,200	-
Changes in fair value of warrants classified as a liability	(585)	1,370	-
Accrued severance pay, net	(74)	(269)	-

Change in operating assets and liabilities:
Prepaid and other current assets	(113)	(432)	412
Trade payables	14	246	(1,185)
Other accounts payable and accrued expenses	610	24	2,860
Restricted lease deposits	(41)	60	12

Net cash used in operating activities	(12,195)	(24,347)	(32,749)

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of property and equipment	(364)	(187)	(221)
Proceeds from disposal of property and equipment	1	-	-

Net cash used in investing activities	$(363)	$(187)	$(221)

The accompanying notes are an integral part of the consolidated financial statements.

AEVI GENOMIC MEDICINE, INC. AND ITS SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
U.S. dollars in thousands

	Year ended
	December 31
	2014	2015	2016

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from issuance of shares and warrants, net	$22,212	$42,882	$19,563
Proceeds from exercise of options and warrants	1,244	1,428	181

Net cash provided by financing activities	23,456	44,310	19,744

Increase (decrease) in cash and cash equivalents	10,898	19,776	(13,226)

Balance of cash and cash equivalents at the beginning of the period	22,390	33,288	53,064

Balance of cash and cash equivalents at the end of the period	$33,288	$53,064	$39,838

Supplemental disclosure of cash flow information:

Cash paid during the period for taxes	$12	$19	$26

Supplemental disclosure of non-cash flow information:

Classification of liability in respect of warrants into equity due to the exercise of warrants	$14	$1,982	$-

The accompanying notes are an integral part of the consolidated financial statements.

NOTE 1:	GENERAL

a.	Aevi Genomic Medicine Inc., formerly Medgenics Inc., (the “Company”) was incorporated in January 2000 in Delaware. The Company has a wholly-owned subsidiary, Medgenics Medical Israel Ltd. (the “Subsidiary”), which was incorporated in Israel in March 2000. The Company is a clinical stage biopharmaceutical company with an emphasis on genomic medicine.

As of October 21, 2016 the Company’s common stock is traded on the NASDAQ. Prior to October 21, 2016 the Company’s common stock was traded on the NYSE.

b.	The Company has not generated any revenue from the sale of products since its inception. The Company has experienced accumulated losses since its inception of $180,034 and incurred a loss of $41,904 during the year ended December 31, 2016. The Company expects to incur losses and have negative cash flows from operating activities as it expands its portfolio and engages in further research and development activities, particularly conducting preclinical studies and clinical trials.

NOTE 2:	SIGNIFICANT ACCOUNTING POLICIES

The consolidated financial statements are prepared in accordance with United States Generally Accepted Accounting Principles (“U.S. GAAP”), applied on a consistent basis, as follows:

a.	Use of estimates:

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions. The Company’s management believes that the estimates and assumptions used are reasonable based upon information available at the time they are made. These estimates and assumptions can affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

b.	Financial statements in U.S. dollars:

The Subsidiary’s research and development operations are currently conducted in Israel; however, the majority of the Company’s expenses are denominated in U.S. dollars (“dollars”) and it is anticipated that the majority of the Company’s revenues will be generated outside Israel and will be denominated in dollars. In addition, financing activities including equity transactions and cash investments, are mainly in dollars. The Company’s management believes that the dollar is the primary currency of the economic environment in which the Company and its Subsidiary operate. Thus, the functional currency of the Company and the Subsidiary is the dollar.

Accordingly, transactions and balances denominated in dollars are presented at their original amounts. Non-dollar transactions and balances have been re-measured to dollars, in accordance with ASC 830, “Foreign Currency Matters” of the Financial Accounting Standards Board (“FASB”). All exchange gains and losses from re-measurement of monetary balance sheet items denominated in non-dollar currencies are reflected in the Statements of Operations as financial income or expenses, as appropriate.

c.	New accounting pronouncements:

In 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity s Ability to Continue as a Going Concern, which defines management’s responsibility to assess an entity’s ability to continue as a going concern, and to provide related footnote disclosures. The Company adopted this standard as of December 31, 2016. The Company determined there was not substantial doubt about the organization’s ability to continue as a going concern.

In 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740), Balance Sheet Classification of Deferred Taxes, will require deferred income tax liabilities and assets to be classified as noncurrent. The pronouncement is effective for annual periods beginning after December 15, 2016. The Company is currently evaluating the effect this guidance will have on the Company’s financial statements.

In 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which will establish the principles that lessees and lessors shall apply to report useful information to users of financial statements about the amount, timing, and uncertainty of cash flows arising from a lease. The pronouncement is effective for fiscal years beginning after December 15, 2018. The Company is currently evaluating the effect this guidance will have on the Company’s financial statements.

In 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting, which is meant to reduce the complexity involving several aspects of the accounting for employee share-based payment transactions, including the income tax consequences, classifications of awards as either equity or liabilities, and classification on the statement of cash flows. The is effective for fiscal years after December 15, 2016 and interim periods within the annual period. The Company is currently evaluating the effect this guidance will have on the Company’s financial statements.

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

Long-lived assets are reviewed for impairment in accordance with ASC 360, “Property, Plant, and Equipment” (“ASC 360”), whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of an asset to be held and used is measured by a comparison of the carrying amount of the asset to the future undiscounted cash flows expected to be generated by the asset. If such an asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset. No impairment charges have been recognized through December 31, 2016.

h.	Severance pay:

The Subsidiary’s liability for severance pay is based upon Israeli severance pay law. The Subsidiary’s liability for all of its employees is fully provided by an accrual and is funded by monthly deposits with insurance policies. As part of employment agreements, the Subsidiary and all of its employees agreed to the terms set forth in Section 14 of the Israeli Severance Pay Law, according to which amounts deposited in severance pay funds by the Subsidiary shall be the only severance payments released to the employee upon termination of employment, voluntarily or involuntarily. Accordingly, the financial statements do not include the severance pay fund and the severance pay accrual in connection with these employees, as the Subsidiary is legally released from the obligation to employees once the deposit amount have been paid.

Severance expenses for the years ended December 31, 2014, 2015 and 2016 amounted to $171, $156 and $275, respectively.

In February 2016, one of the Company’s executives was terminated. As a result, the Company recorded severance benefits in the approximate amount of $1,000 of which $483 was paid in February 2016 and the remainder which was paid in January 2017, is included in “Other accounts payable and accrued expenses”.

In addition, all options granted to such executive under the Company’s stock incentive plan became fully vested and shall remain exercisable through the 24-month anniversary of the termination date. As a result of this termination, the non-cash equity compensation expense included in general and administrative expenses for the year ended December 31, 2016 is $922.

i.	Income taxes:

The Company accounts for income taxes in accordance with ASC 740, “Income Taxes” (“ASC 740”). ASC 740 prescribes the use of the liability method whereby deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company provides a valuation allowance, if necessary, to reduce deferred tax assets to their estimated realizable value. As of December 31, 2016, a full valuation allowance was provided by the Company.

The Company also accounts for income taxes in accordance with ASC 740-10, “Accounting for Uncertainty in Income Taxes” (“ASC 740-10”). ASC 740-10 contains a two-step approach for recognizing and measuring uncertain tax positions accounted for in accordance with ASC 740-10. The first step is to evaluate the tax position taken or expected to be taken in a tax return by determining if the weight of available evidence indicates that it is more likely than not that, on an evaluation of the technical merits, the tax position will be sustained on audit, including resolution of any related appeals or litigation processes. The second step is to measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement. As of December 31, 2015 and 2016, no liability has been recorded as a result of ASC 740-10.

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

In 2014, 2015 and 2016, the Company estimated the fair value of stock options granted to employees and directors using the Binominal options pricing model with the following assumptions:

F-12

	2014	2015	2016

Dividend yield	0%	0%	0%
Expected volatility	70.2-82.4%	75.7-78.3%	73.1-75.4%
Risk-free interest rate	1.4-3%	1.9-2.3%	1.5-1.9%
Suboptimal exercise factor	1.5	1.5-2.5	1.5-2.5
Contractual life (years)	5-10	10	10
Exit rate	5-8	8	8

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

The computation of expected volatility is based on a hybrid approach of blending the Company's historical volatility with the historical volatility of a representative group of companies with similar characteristics to ours, including stage of development and life science industry focus. The Company believes the group selected has sufficient similar economic and industry characteristics and includes companies that are most representative of the Company.

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

	2014	2015	2016

Dividend yield	0%	0%	0%
Expected volatility	70-81%	69-75%	59-75%
Risk-free interest rate	1.6-2.7%	1.1-2.3%	0.9-1.7
Contractual life (years)	4.8-9.6	3.8-9.8	2.8-9.8

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

These costs include, but are not limited to, license fees related to the acquisition of in-licensed products; employee-related expenses, including salaries, benefits and travel; expenses incurred under agreements with clinical research organizations and investigative sites that conduct clinical trials and preclinical studies; the cost of acquiring, developing and manufacturing clinical trial materials; facilities, depreciation and other expenses, which include direct and allocated expenses for rent and maintenance of facilities, insurance and other supplies; and costs associated with preclinical activities and regulatory operations.

Costs for certain development activities, such as clinical trials, are recognized based on an evaluation of the progress to completion of specific tasks using data such as patient enrollment, clinical site activations, or information provided to the Company by its vendors with respect to their actual costs incurred. Payments for these activities are based on the terms of the individual arrangements, which may differ from the pattern of costs incurred, and are reflected in the consolidated financial statements as prepaid or accrued research and development expense, as the case may be.

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

The carrying amount of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities are generally considered to be representative of their respective fair values because of the short-term nature of those accounts.

NOTE 3:	PROPERTY AND EQUIPMENT, NET

Composition of property and equipment is as follows:

	December 31,
	2015	2016
Cost:
Furniture and office equipment	$109	$109
Computers and peripheral equipment	179	172
Laboratory equipment	709	781
Leasehold improvements	584	740

Total cost	1,581	1,802

Total accumulated depreciation	1,157	1,425

Depreciated cost	$424	$377

Depreciation expenses for the years ended December 31, 2014, 2015 and 2016 amounted to $225, $240 and $268, respectively.

NOTE 4:	OTHER ACCOUNTS PAYABLE AND ACCRUED EXPENSES

	December 31,
	2015	2016

Employees and payroll accruals	$1,534	$2,247
R&D accruals	841	2,403
Accrued expenses	211	796

	$2,586	$5,446

NOTE 5:	COMMITMENTS AND CONTINGENCIES

a.	In November 2014 the Company entered into a research agreement with the Children’s Hospital of Philadelphia (CHOP). Under the terms of the agreement, the Company agreed to sponsor research at CHOP with respect to the recruitment and genetic analysis of patients with rare Mendelian diseases to accelerate discovery of diagnostic and therapeutic targets. As consideration for the research program, the Company was obligated to pay CHOP $4,476 in 2015 in exchange for the Company’s sponsorship of the research program. The $4,476 was expensed over the period of the agreement which ended November 2015.

CHOP granted the Company options over certain intellectual property created in the course of the research. The initial term of the Research Agreement was one year. The Company had the unilateral right to extend the term of the Research Agreement for an additional two-year term beyond the initial term and to provide additional funding for such an extension.

In December 2015 the Company extended the term of the Research Agreement for an additional period for which the Company was obligated to pay CHOP $4,476 in 2016, and $1,856 in the first quarter of 2017, for a total of $6,332.

Subsequent to the balance sheet date, in February 2017, the Company extended the term of the CHOP Research Agreement for an additional period through June 2018 which the Company is obligated to pay CHOP $4,750 in 2017 and $3,562 in 2018. The amendment also allows us to extend the Research Agreement for rolling two year periods in connection with the Company extending its exclusive commercial access to the Biobank under the License Agreement.

b.	In 2015, the Company entered into an Equity Interest Purchase Agreement (the “Purchase Agreement”) with neuroFix Therapeutics, Inc., a Delaware corporation (“Legacy Corp.), neuroFix, LLC, a Delaware limited liability company (“neuroFix”), The Children’s Hospital of Philadelphia, a Pennsylvania nonprofit corporation (“CHOP”), Philip Harper, an individual, and Hakon Hakonarson, an individual, pursuant to which the Company acquired all of the equity interests of neuroFix. Immediately prior to the execution of the Purchase Agreement, Legacy Corp. had contributed its assets to neuroFix.

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

As a result of a Legacy Corp lacking outputs necessary to be considered a business as that term is defined in ASC 805 – Business Combination, the acquisition was determined not to be a business since no significant process were acquired. Therefore, the transaction was treated as an asset acquisition. The Company determined that the acquired assets can only be economically used for the specific and intended purpose and have no alternative future use after taking into consideration that further research and development, regulatory marketing approval efforts will be required to reach technological feasibility. Accordingly, the entire initial purchase consideration of $8,170 was immediately expensed to non-recurring research and development expense.

c.	License agreements:

1.	In 2014, the Company signed an agreement with the Board of Trustees of the Leland Stanford Junior University (“Stanford”). According to the agreement, Stanford granted the Company a non-exclusive license for a patent for commercial development, production and marketing of certain products based on its know-how. In consideration, the Company agreed to pay Stanford the following amounts:

i)	An issue royalty of $25 upon signing the agreement.

ii)	License maintenance fees of:

1.	$10 in each of May 2015 and May 2016;
2.	$20 in May 2017 and May 2018; and
3.	$50 in May 2019 and each year thereafter.

iii)	Royalties at a rate of 1.5% of net sales.

iv)	Milestone payments of:

1.	$50 upon dosing of the first patient with a licensed product;
2.	$150 upon the first approval in the U.S. of a licensed product; and
3.	$150 upon the first approval in Europe or Japan of a licensed product.

2.	In 2014 the Subsidiary entered into a license agreement with the Children’s Hospital of Philadelphia (CHOP). According to the agreement CHOP granted an exclusive license to the Subsidiary to use the rare and orphan disease samples at the Center for Applied Genomics biobank for the purpose of developing and commercializing therapeutic treatments and diagnostic targets for rare and orphan diseases.

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

3.	Immediately prior to and in connection with the Purchase Agreement, neuroFix entered into a License Agreement (the “License Agreement”) with CHOP, pursuant to which CHOP would license to neuroFix certain technology owned and controlled by CHOP related to ADHD and certain other neurological and neuropsychological indications. Pursuant to the License Agreement, CHOP licensed to neuroFix (coupled with a right to sublicense) certain patent rights and compound know-how on an exclusive, worldwide, royalty-bearing right and license basis, and certain CHOP know-how (other than compound know-how) on a non-exclusive, worldwide, royalty-bearing right and license basis. CHOP also granted to neuroFix an exclusive option during the term of the License Agreement to negotiate an exclusive license to certain CHOP intellectual property.

Pursuant to the License Agreement, CHOP retained rights to the licensed patent rights and know-how to conduct teaching, educational, research and patient care activities itself and to conduct collaborations with certain not-for-profit, governmental, educational or non-commercial third parties and for purposes outside of the field of the license. Under the License Agreement, neuroFix granted to CHOP a non-exclusive, worldwide, fully paid-up, royalty-free license under all intellectual property rights controlled by neuroFix to make and use certain products for education and non-commercial research purposes.

In addition to neuroFix having issued equity to CHOP in partial consideration for the rights granted under the License Agreement (which equity was issued immediately prior to the Purchase Agreement described above), CHOP is eligible for certain milestone and royalty payments under the License Agreement as further described below:

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

4.	In June 2016, the Company entered into a Clinical Development and Option Agreement, or the Development and Option Agreement, with Kyowa Hakko Kirin Co., Ltd., or KHK, relating to the development and potential commercialization of KHK’s first-in-class anti-LIGHT monoclonal antibody, or the Antibody (AEVI-002). Under the Development and Option Agreement, the Company received an exclusive option for exclusive rights to develop and commercialize products containing the Antibody, or the Licensed Products, and to conduct various development activities with respect to the Antibody, including the conduct of a signal finding study testing the Antibody in Severe Pediatric Onset Inflammatory Bowel Disease, or the Study.

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

If, upon the Company’s exercise of the Option, KHK chooses to continue the collaboration as a co-development/co-commercialization arrangement, the Company will have the exclusive right to develop, manufacture and commercialize the Licensed Products in the United States and Canada. The Company will be required to pay KHK an initial license fee in the low single-digit millions of dollars and may pay KHK up to an additional $18,000 upon the achievement of certain regulatory milestones related to the Licensed Products. The parties will share the anticipated costs of development of the first Licensed Product for the treatment, prevention, and diagnosis of specified pediatric onset rare and orphan inflammatory diseases (including severe pediatric onset inflammatory bowel diseases such as Crohn’s disease and ulcerative colitis, or IBD) and other specified pediatric onset rare and orphan auto-immune diseases, or, collectively, the Field, in the United States, Canada and the European Union with the Company responsible for any costs in excess of an agreed cap.

If, upon our exercise of the Option, KHK chooses to continue the collaboration as a licensing arrangement, the Company will have the exclusive right to develop, manufacture and commercialize the Licensed Products in the Field in the United States, Canada and the European Union. The Company will be required to pay KHK an initial license fee in the low single-digit millions of dollars and may pay KHK up to an additional $28,000 upon the achievement of certain regulatory milestones related to the Licensed Products.

d.	Office of the Chief Scientist (OCS):

Under agreements with the OCS in Israel regarding research and development projects, the Subsidiary is committed to pay royalties to the OCS at rates between 3.5% and 5% of the commercial revenues resulting from this research and development, at an amount not to exceed the amount of the grants received by the Subsidiary as participation in the research and development program, plus interest at LIBOR. The obligation to pay these royalties is contingent on actual income and in the absence of such income no payment is required. As of December 31, 2016, the principal amount of the aggregate contingent liability was $13,968.

The Subsidiary was not approved a grant from the OCS for 2016. In 2016, $410 was received from the OCS under the previous year’s plan.

e.	Lease Agreements:

1.	The facilities of the Subsidiary are rented under an operating lease agreement for a period ending December 2016. In December 2016, the Subsidiary signed an addendum to the agreement to renew the lease for an additional period through September 2017. The future minimum lease commitment under the existing non-cancelable operating lease agreement is approximately $69.

As of December 31, 2016 the Subsidiary pledged a bank deposit which is used as a bank guarantee at an amount of $22 to secure its payments under the lease agreement.

2.	The offices of the Company are rented under an operating lease agreement and committed through April 2019. Future minimum lease commitment under the existing operating lease agreement is $308.

3.	The Subsidiary leases vehicles under standard commercial operating leases. Future minimum lease commitments under various non-cancelable operating lease agreements in respect of motor vehicles are $22 in 2017.

As of December 31, 2016, the Subsidiary paid three months lease installments in advance which amounted to $14.

4.	The following table sets forth our lease payment obligations as of December 31, 2016 for the periods indicated below:

	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years and Thereafter
Operating lease obligations	$399	$223	$176	$-	$-

f.	Per the employment agreements of several executives, if terminated without cause, these executives will be entitled to severance pay in the aggregate amount of $2,581.

In February and June 2016, two executives left the Company, one of which, received compensation in the approximate amount of $1,000, half of which was paid in February 2016 and the other half paid in January 2017. In addition, all options granted to such executive under the Company’s stock incentive plan became fully vested and shall remain exercisable through the 24-month anniversary of the termination date.

NOTE 6:	STOCKHOLDERS’ EQUITY

a.	Common stock:

The common stock confers upon the holders the right to receive notice to participate and vote in annual and special meetings of the stockholders of the Company and the right to receive dividends, if declared.

b.	Issuance of shares, stock options and warrants to investors:

1.	In December 2014, the Company completed an underwritten public offering of 5,125,000 shares of common stock. The shares were sold to the public at a price of $4.10 per share. In addition, the underwriters exercised their option and purchased 768,750 shares of common stock at $4.10 per share. Gross proceeds were $24,164 or approximately $22,212 in net proceeds after deducting underwriting discounts and commissions of $1,450 and other offering costs of approximately $507.

2.	In October 2015, the Company completed an underwritten public offering of 7,078,250 shares of common stock, including 923,250 shares sold pursuant to the full exercise of an option granted to the underwriters to purchase additional shares of common stock. The shares were offered to the public at a price of $6.50 per share. Gross proceeds were $46,008 or approximately $42,882 in net proceeds after deducting underwriting discounts and commissions of $2,761 and other offering costs of approximately $365.

3.	In June 2016, the Company completed an underwritten public offering of 3,835,261 shares of common stock, including 195,261 shares sold pursuant to the partial exercise of an option granted to the underwriters to purchase additional shares of common stock. The shares were offered to the public at a price of $5.50 per share. Gross proceeds were $21,094 or approximately $19,563 in net proceeds after deducting underwriting discounts and commissions of $1,266 and other offering costs of approximately $265.

c.	Issuance of stock options warrants and restricted stock to employees and directors:

1.	In 2006, the Company adopted a stock incentive plan (the “stock incentive plan”) according to which options, restricted stock and other awards related to common stock of the Company may be granted to directors, employees and consultants (non-employees) of the Company and the Subsidiary, as determined by the Company’s Board of Directors from time to time. The options outstanding are exercisable within a designated period from the date of grant and at an exercise price, each as determined by the Company’s Board of Directors. The options outstanding to employees, directors and consultants will vest over a period of two to four years from the date of grant. Any option which is cancelled or forfeited before expiration becomes available for future grants.

2.	In March 2013, the Company’s Board of Directors approved an amendment to the stock incentive plan increasing the number of shares of common stock authorized for issuance thereunder to a total of 4,178,571 shares of common stock.

3.	In the year ended December 31, 2015, upon retirement of two directors from the Board of Directors, the Compensation Committee of the Board of Directors approved to allow their options to vest pursuant to their original terms and all their options will have a 10 year contractual life from the date of being granted.

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

In addition, in the year ended December 31, 2015, the Compensation Committee of the Board of Directors approved two employees’ options to vest upon termination and all their options will have a 10 year contractual life from the date of being granted.

As a result of the modification, the Company recorded incremental compensation cost of $266 and $188 in 2015 and 2016, respectively. The fair value was estimated using Binomial model with the following weighted-average assumptions: expected stock price volatility range of 70.1%-79.8%, risk-free interest rate of 1.4%-2.5% and expected dividend yield of 0%.

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

4.	In April 2014, stockholders approved an amendment to the Company’s Stock Incentive Plan, increasing the number of shares authorized to be issued under such plan by 2,000,000 shares. A summary of the Company’s activity for options and warrants granted to employees and directors is as follows:

	Number of options and warrants	Weighted average exercise price	Weighted average remaining contractual terms (years)	Aggregate intrinsic value

Outstanding at December 31, 2015	10,065,536	$5.78	6.48	$10,349

Granted	2,592,700	$4.91
Exercised	(895,440)	$2.58
Forfeited	(1,329,400)	$6.26

Outstanding at December 31, 2016	10,433,396	$5.78	6.08	$3,383

Vested and expected to vest, December 31, 2016	10,064,717	$5.79	5.98	$4,285

Exercisable at December 31, 2016	6,899,337	$5.94	4.69	$3,383

The weighted average grant date fair value of options and warrants granted to employees and directors during the years ended December 31, 2014, 2015 and 2016 was $3.56, $4.08 and $2.68, respectively.

As of December 31, 2016, there was $6,213 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted to employees and directors. That cost is expected to be recognized over a weighted-average period of 1.8 years.

d.	Issuance of shares, stock options and warrants to consultants:

1.	A summary of the Company’s activity for options granted under the stock incentive plan and warrants to consultants is as follows:

	Number of options and warrants	Weighted average exercise price	Weighted average remaining contractual terms (years)	Aggregate intrinsic value

Outstanding at December 31, 2015	480,898	$6.65	2.67	$391

Granted	10,000	$4.82

Exercised	(50,000)	$4.01

Forfeited	(50,077)	$6.59

Outstanding at December 31, 2016	390,821	$6.95	1.43	$114

Exercisable at December 31, 2016	374,154	$7.04	1.18	$110

The weighted average grant date fair value of options and warrants granted to consultants during the years ended December 31, 2014, 2015 and 2016 was $2.91, $7.37 and $4.05, respectively.

As of December 31, 2016, there was $45 of total unrecognized compensation cost related to share-based compensation arrangements granted to consultants. That cost is expected to be recognized over a weighted-average period of 0.8 years.

e.	Compensation expenses:

Compensation expense related to shares, warrants and options granted to employees, directors and consultants was recorded in the Consolidated Statements of Operations in the following line items:

	Year ended December 31,
	2014	2015	2016

Research and development expenses	$1,115	$2,087	$2,170
General and administrative expenses	5,087	7,101	4,618

	$6,202	$9,188	$6,788

f.	Summary of shares to be issued upon exercise of options and warrants:

A summary of shares to be issued upon exercise of all the options and warrants, segregated into ranges, as of December 31, 2016 is presented in the following table:

		As of December 31, 2016
Options / Warrants	Exercise Price per Share ($)	Shares to be Issued upon Exercise of Options and Warrants Outstanding	Shares to be Issued upon Exercise of Options and Warrants Exercisable	Weighted Average Remaining Contractual Terms of Options and Warrants (in years)
Options:
Granted to Employees and Directors
	2.66-3.14	187,000	187,000	5.0
	3.64-4.99	5,199,429	3,350,436	6.2
	5.07-7.37	3,856,991	2,243,873	7.1
	8.09-10.80	1,189,976	1,118,028	1.7
		10,433,396	6,899,337

Granted to Consultants	4.82-6.65	64,348	47,681	4.8

Total Shares to be Issued upon Exercise of Options		10,497,744	6,947,018

Warrants:

Granted to Consultants	3.76-4.99	125,000	125,000	1.4
	9.17-11.16	201,473	201,473	0.5
		326,473	326,473

Granted to Investors	6.78-8.34	4,582,920	4,582,920	1.0

Total Shares to be Issued upon Exercise of Warrants		4,909,393	4,909,393

Total Shares to be Issued upon Exercise of Options and Warrants		15,407,137	11,856,411

NOTE 7:	TAXES ON INCOME

a.	Tax laws applicable to the Company and the Subsidiary:

1.	The Company is taxed under U.S. tax law.

2.	The Subsidiary is taxed under Israeli income tax law.

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

During the years 2014 and 2015 the Israeli corporate tax rate was 26.5%. In 2016 the tax rate decreased to 25%.

2.	The Company:

The tax rates applicable to the Company whose place of incorporation is the U.S. are corporate (progressive) tax at the rate of up to 35%, excluding state tax, which rates depend on the state in which the Company conducts its business.

c.	Tax assessments:

The Company files income tax returns in the U.S. federal jurisdiction and state jurisdiction. The U.S. tax authorities have not conducted an examination in respect of the Company’s U.S. federal income tax returns since inception. The Subsidiary has tax assessments, deemed final under the law, up to and including the year 2011.

d.	Carryforward losses for tax purposes:

As of December 31, 2016, the Company had a U.S. federal net operating loss carryforward for income tax purposes in the amount of approximately $94,805. Net operating loss carryforward arising in taxable years beginning after January 2000 (inception date) can be carried forward and offset against taxable income for 20 years.

The Tax Reform Act of 1986 (the Act) provides for a limitation on the annual use of net operating loss and research and development tax credit carryforwards following certain ownership changes (as defined by the Act) that could limit the Company’s ability to utilize these carryforwards. The Company has not completed a study to assess whether an ownership change has occurred, or whether there have been multiple changes since its formation, due to the significant costs and complexities associated with such a study. The Company may have experienced various ownership changes, as defined by the Act, as a result of past financings. Accordingly, the Company’s ability to utilize the aforementioned carryforwards may be limited.

The Subsidiary has accumulated net operating losses for tax purposes as of December 31, 2016, in the amount of approximately $43,064, which may be carried forward and offset against taxable income and capital gain in the future for an indefinite period.

e.	Taxes on income included in the Consolidated Statements of Operations:

Taxes on income are derived from tax prepayments related to non-deductible expenses in Israel.

f.	Deferred income taxes:

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets are as follows:

	December 31,
	2015	2016
Deferred tax assets:
Net operating loss carryforward	$30,900	$41,153
Allowances and reserves	2,307	1,497

Total deferred tax assets before valuation allowance	33,207	42,650

Valuation allowance	(33,207)	(42,650)

Net deferred tax asset	$-	$-

As of December 31, 2016, the Company and the Subsidiary have provided valuation allowances in respect of deferred tax assets resulting from tax loss carryforward and other temporary differences, since they have a history of operating losses and current uncertainty concerning their ability to realize these deferred tax assets in the future. Management currently believes that it is more likely than not that the deferred tax regarding the loss carryforward and other temporary differences will not be realized in the foreseeable future.

In 2014, 2015 and 2016, the main reconciling item of the statutory tax rate of the Company and the Subsidiary (35%) to the effective tax rate (0%) is tax loss carryforwards and other deferred tax assets for which a full valuation allowance was provided.

NOTE 8:	FINANCIAL INCOME (EXPENSE)

	Year ended December 31,
	2014	2015	2016

Financial expenses:
Bank charges	$(20)	$(20)	$(15)
Warrant valuation	-	(1,370)	-
Foreign currency remeasurement adjustments	(46)	(17)	-
Others	(2)	(1)	(9)

	$(68)	$(1,408)	(24)

Financial income:
Foreign currency remeasurement adjustments	$-	$-	$5
Warrant valuation	585	-	-
Interest on cash equivalents, short-term bank deposits and others	1	1	10

	$586	$1	$15

NOTE 9:	FAIR VALUE MEASUREMENTS

The Company classified certain warrants with down-round protection issued to investors through the years 2006 and 2007 and warrants issued to the purchasers of convertible debentures in 2010 as a liability at their fair value according to ASC 815-40-15-7I. The liability in respect of these warrants was remeasured at each reporting period until exercised or expired. Changes in the fair value of these warrants were reported in the Consolidated Statements of Operations as financial income or expense. As of September 30 2015, this class of warrants had all been exercised or expired, thus there was no need for additional warrant revaluation after that time period.

The changes in level 3 liabilities measured at fair value on a recurring basis:

Fair value of liability in respect of warrants

Balance as of December 31, 2014	612
Classification of liability in respect of warrants into equity due to the exercise of warrants	(1,982)
Change in the liability in respect of warrants	1,370

Balance as of December 31, 2015	-
Classification of liability in respect of warrants into equity due to the exercise of warrants	-
Change in the liability in respect of warrants	-

Balance as of December 31, 2016	$-

NOTE 10:	LOSS PER SHARE

Details in the computation of diluted loss per share:

	Year ended December 31,
	2014			2015			2016
	Weighted average number of shares	Net loss		Weighted average number of shares	Net loss		Weighted average number of shares	Net loss

For the computation of basic loss	19,246,611	$18,433		26,783,623	$37,992		35,161,823	$41,904

Effect of potential dilutive common shares issuable upon exercise of warrants classified as liability	47,648	891	(*)	62,647	824	(*)	-	-

For the computation of diluted loss	19,294,259	$19,324		26,846,270	$38,816		35,161,823	$41,904

(*)       Financial income resulted from changes in fair value of warrants classified as liability.

The total weighted average number of shares related to the outstanding options, warrants and restricted shares excluded from the calculations of diluted loss per share due to their anti-dilutive effect was 16,426,096, 17,626,215 and 16,555,974 for the years ended December 31, 2014, 2015 and 2016, respectively.

NOTE 11:	QUARTERLY FINANCIAL DATA

	Three Months Ended
	(Unaudited)
	March 31	June 30	September 30	December 31
2016:
Gross R&D expenses	$(6,951)	$(8,741)	$(7,725)	$(5,135)
Net R&D expenses	$(6,951)	$(8,741)	$(7,529)	$(5,135)
G&A expenses	$(4,191)	$(2,945)	$(3,042)	$(3,345)
Operating loss	$(11,142)	$(11,686)	$(10,571)	$(8,480)
Financial (expense) income	$(2)	$(18)	$14	$(3)
Net loss	$(11,144)	$(11,707)	$(10,570)	$(8,483)
Basic loss per share	$(0.34)	$(0.35)	$(0.29)	$(0.23)
Diluted loss per share	$(0.34)	$(0.35)	$(0.29)	$(0.23)
Weighted average number of shares used in computing basic loss per share	32,953,542	33,469,789	37,080,789	37,100,778
Weighted average number of shares used in computing diluted loss per share	32,953,542	33,469,789	37,080,789	37,100,778
2015:
Gross R&D expenses	$(3,901)	$(4,458)	$(4,568)	$(5,429)
Net R&D expenses	$(3,901)	$(3,028)	$(4,201)	$(4,314)
Non-recurring R&D expenses resulting from acquisition	-	-	(8,170)	-
G&A expenses	$(3,947)	$(3,889)	$(2,996)	$(2,122)
Operating loss	$(7,848)	$(6,917)	$(15,367)	$(6,436)
Financial Expenses	$(1,078)	$(8)	$(1,192)	$(21)
Financial Income	$5	$843	$44	$-
Net loss	$(8,922)	$(6,086)	$(16,521)	$(6,463)
Basic loss per share	$(0.36)	$(0.24)	$(0.66)	$(0.20)
Diluted loss per share	$(0.36)	$(0.28)	$(0.66)	$(0.20)
Weighted average number of shares used in computing basic loss per share	24,843,516	24,906,823	24,982,577	32,339,001
Weighted average number of shares used in computing diluted loss per share	24,843,516	25,094,763	24,982,577	32,339,001

* * * * * * * * * * * * * * * * * * *

ITEM 9 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

ITEM 9A - Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Exchange Act Rule 13a-15(b), in connection with the filing of this Annual Report on Form 10-K, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2016, the end of the period covered by this report.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on our evaluation under the framework set forth in Internal Control –Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2016. Ernst & Young LLP, the independent registered public accounting firm that audited the financial statements included in this Annual Report on Form 10-K, has issued an attestation report on our internal control over financial reporting as of December 31, 2016, which is included herein.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the year ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B - Other Information.

None.

PART III

ITEM 10 - Directors, Executive Officers and Corporate Governance.

Information required by Item 10 is incorporated by reference to our definitive proxy statement for our annual stockholders’ meeting presently scheduled to be held in June 2017.

ITEM 11 - Executive Compensation.

Information required by Item 11 is incorporated by reference to our definitive proxy statement for our annual stockholders’ meeting presently scheduled to be held in June 2017.

ITEM 12 - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information required by Item 12 is incorporated by reference to our definitive proxy statement for our annual stockholders’ meeting presently scheduled to be held in June 2017.

ITEM 13 - Certain Relationships and Related Transactions, and Director Independence.

Information required by Item 13 is incorporated by reference to our definitive proxy statement for our annual stockholders’ meeting presently scheduled to be held in June 2017.

ITEM 14 - Principal Accountant Fees and Services.

Information required by Item 14 is incorporated by reference to our definitive proxy statement for our annual stockholders’ meeting presently scheduled to be held in June 2017.

PART IV

ITEM 15 - Exhibits and Financial Statement Schedules.

(a)(1) Financial Statements.

Page No.
Reports of Independent Registered Public Accounting Firm	F-2 – F-4
Consolidated Balance Sheets as of December 31, 2015 and 2016	F-5
Consolidated Statements of Operations for the years ended December 31, 2014, 2015 and 2016	F-6
Statements of Changes in Stockholders’ Equity (Deficit) for the years ended December 31, 2014, 2015 and 2016	F-7
Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2015 and 2016	F-8 – F-9
Notes to the Consolidated Financial Statements	F-10 – F-28

(a)(2) Financial Statement Schedules. No financial statement schedules are provided because the information called for is not required or is shown either in the financial statements or the notes thereto.

(a)(3) Exhibits. The list of exhibits filed with or incorporated by reference in this Annual Report on Form 10-K is set forth below.

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation (previously filed as Exhibit 3.1 to the Company’s Registration Statement on Form S-1 filed November 5, 2010 and incorporated herein by reference).

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation (previously filed as Exhibit 3.2 to the Company’s Registration Statement on Form S-1 filed November 5, 2010 and incorporated herein by reference).

3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation dated as of February 14, 2011 (previously filed as Exhibit 4.3 to the Company’s Post-Effective Amendment No. 1 to Form S-1 on Form S-3 filed July 16, 2012 and incorporated herein by reference).

3.4	Third Amended and Restated By-Laws (previously filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K filed December 15, 2016 and incorporated herein by reference).

4.1	Specimen Common Stock Certificate (previously filed as Exhibit 4.1 to the Company’s Amendment No. 4 to Registration Statement on Form S-1 filed February 22, 2011 and incorporated herein by reference).

4.2	Registration Rights Agreement, dated as of May 25, 2009, between the Company and the person named therein (previously filed as Exhibit 4.2 to the Company’s Registration Statement on Form S-1 filed November 5, 2010 and incorporated herein by reference).

4.3	Registration Rights Agreement, dated as of September 15, 2010, between the Company and the persons named therein (previously filed as Exhibit 4.3 to the Company’s Registration Statement on Form S-1 filed November 5, 2010 and incorporated herein by reference).

4.4	Form of Warrant Certificate, dated as of June 18, 2012 (previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed June 19, 2012 and incorporated herein by reference).

4.5	Warrant Agreement, dated as of June 18, 2012, between Medgenics, Inc. and Corporate Stock Transfer, Inc., as warrant agent (previously filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed June 19, 2012 and incorporated herein by reference).

4.6	Common Stock Purchase Warrant, dated as of June 18, 2012, issued to Maxim Partners LLC (previously filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed June 19, 2012 and incorporated herein by reference).

Exhibit No.	Description

4.7	Registration Rights Agreement, dated as of June 18, 2012, by and among Medgenics, Inc. and the investors party thereto (previously filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K filed June 19, 2012 and incorporated herein by reference).

4.8	Warrant Agreement, dated as of February 8, 2013, between Medgenics, Inc. and Corporate Stock Transfer, Inc. (previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed February 8, 2013 and incorporated herein by reference).

4.9	Form of Series 2013-A Warrant Certificate (previously filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed February 8, 2013 and incorporated herein by reference).

10.1†	Medgenics, Inc. Stock Incentive Plan, as amended and restated effective March 5, 2012 (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 5, 2012 and incorporated herein by reference).

10.2†	First Amendment of the Medgenics, Inc. Stock Incentive Plan (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 1, 2013 and incorporated herein by reference).

10.3†	Second Amendment of the Medgenics, Inc. Stock Incentive Plan (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 9, 2014 and incorporated herein by reference).

10.4†	Third Amendment to Medgenics, Inc. Stock Incentive Plan (as amended and restated March 5, 2012), dated April 12, 2016 (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 13, 2016 and incorporated herein by reference).

10.5†	Form of Non-Qualified Stock Option Award Agreement under the Medgenics, Inc. Stock Incentive Plan (previously filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 and incorporated herein by reference).

10.6†	Form of Restricted Stock Award Agreement under the Medgenics, Inc. Stock Incentive Plan (previously filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 and incorporated herein by reference).

10.7†	Form of Non-Qualified Stock Option Award Terms (Outside of Plan) (previously filed as Exhibit 4.7 to the Company’s Registration Statement on Form S-8 filed October 15, 2013 and incorporated herein by reference).

10.8†	Employment Agreement, dated as of September 13, 2013, between Medgenics, Inc. and Michael Cola (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 16, 2013 and incorporated herein by reference).

10.9†	Executive Director Appointment Letter, dated as of September 13, 2013, between Medgenics, Inc. and Michael Cola (previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed September 16, 2013 and incorporated herein by reference).

10.10†	Employment Agreement, dated as of September 13, 2013, between Medgenics, Inc. and John Leaman (previously filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed September 16, 2013 and incorporated herein by reference).

10.11†	Employment Agreement, dated as of September 13, 2013, between Medgenics, Inc. and Garry Neil (previously filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed September 16, 2013 and incorporated herein by reference).

Exhibit No.	Description

10.12†	Employment Agreement, dated as of September 8, 2014, between Medgenics, Inc. and Scott Applebaum (previously filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 and incorporated herein by reference).

10.13†	Non-Executive Director Appointment Letter, dated as of November 14, 2007, for Eugene Andrew Bauer (previously filed as Exhibit 10.12 to the Company’s Registration Statement on Form S-1 filed November 5, 2010 and incorporated herein by reference).

10.14†	Non-Executive Director Appointment Letter, dated as of June 6, 2011, for Isaac Blech (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 5, 2011 and incorporated herein by reference).

10.15†	Medgenics, Inc. Non-Qualified Stock Option Award Terms between Medgenics, Inc. and Sol J. Barer (previously filed as Exhibit 4.7 to the Company’s Registration Statement on Form S-8 filed August 1, 2012 and incorporated herein by reference).

10.16†	Director Appointment Letter, dated as of August 6, 2012, between Medgenics, Inc. and Sol J. Barer (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K/A filed August 8, 2012 and incorporated herein by reference).

10.17†	Non-Executive Director Appointment Letter, dated as of March 8, 2013, between Medgenics, Inc. and Joseph J. Grano, Jr. (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 14, 2013 and incorporated herein by reference).

10.18†	Non-Executive Director Appointment Letter, dated as of October 16, 2013, between Medgenics, Inc. and Wilbur H. Gantz (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 18, 2013 and incorporated herein by reference).

10.19†	Non-Executive Director Appointment Letter, dated as of May 21, 2015, between Medgenics, Inc. and Barbara G. Duncan (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 10, 2015 and incorporated herein by reference).

10.20*	Sponsored Research Agreement, dated as of November 12, 2014, between Medgenics Medical Israel Ltd. and The Children’s Hospital of Philadelphia (previously filed as Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 and incorporated herein by reference).

10.21	Amendment #1 to Sponsored Research Agreement, dated December 18, 2015, by and between Medgenics Medical Israel Ltd. and the Children’s Hospital of Philadelphia (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 22, 2015 and incorporated herein by reference).

10.22*	License Agreement, dated as of November 12, 2014, between Medgenics Medical Israel Ltd. and The Children’s Hospital of Philadelphia (previously filed as Exhibit 10.29 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 and incorporated herein by reference).

10.23*	Equity Interest Purchase Agreement, dated as of September 9, 2015, among Medgenics, Inc., neuroFix therapeutics, inc., neuroFix, LLC, The Children’s Hospital Of Philadelphia, Philip Harper and Hakon Hakonarson (previously filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 and incorporated herein by reference).

10.24*	License Agreement, dated as of September 9, 2015, between neuroFix, LLC and The Children’s Hospital Of Philadelphia (previously filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 and incorporated herein by reference).

10.25	Purchase Agreement dated October 1, 2015 by and among Medgenics, Inc. and Piper Jaffray & Co., as representative of the several underwriters set forth on Schedule I thereto (previously filed as Exhibit 1.1 to the Company’s Current Report on Form 8-K filed October 7, 2015 and incorporated herein by reference).

Exhibit No.	Description

10.26†	Letter Agreement, by and between Medgenics, Inc. and Brian Piper, dated February 1, 2016 (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 3, 2016 and incorporated herein by reference).

110.27†	Agreement and Release and Waiver, by and between Medgenics, Inc. and John Leaman, dated February 1, 2016 (previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed February 3, 2016 and incorporated herein by reference).

10.28	Purchase Agreement, by and among Medgenics, Inc. and Jefferies LLC, as representative of the several underwriters set forth on Schedule I thereto, dated June 21, 2016 (previously filed as Exhibit 1.1 to the Company’s Current Report on Form 8-K filed June 24, 2016 and incorporated herein by reference).

10.29*	Clinical Development and Option Agreement, by and between Medgenics, Inc. and Kyowa Hakko Kirin Co., Ltd., dated June 6, 2016 (previously filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 and incorporated herein by reference).

16.1	Letter from Kost Forer Gabbay & Kasierer to the U.S. Securities and Exchange Commission, regarding change in certifying accountant of the Company, dated August 4, 2016 (previously filed as Exhibit 16.1 to the Company’s Current Report on Form 8-K filed August 4, 2016 and incorporated herein by reference).

21.1	Subsidiaries of the Company (filed herewith).

23.1	Consent of Ernst & Young LLP US (filed herewith).

23.2	Consent of Kost Forer Gabbay & Kaiserer (filed herewith).

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101	Interactive Data File (filed herewith).

†	Indicates a management contract or compensatory plan or arrangement contemplated by Item 15(a)(3) of Form 10-K.

*	Portions of this exhibit have been omitted pursuant to a request for confidential treatment on file with the Securities and Exchange Commission.

ITEM 16 – Form 10-K Summary.

We have opted to not provide a summary.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AEVI GENOMIC MEDICINE, INC.

Date: March 9, 2017	By:	/s/ Michael F. Cola
Michael F. Cola President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Michael F. Cola	President, Chief Executive Officer and Director	March 9, 2017
Michael F. Cola	(Principal Executive Officer)

/s/ Brian D. Piper	Chief Financial Officer	March 9, 2017
Brian D. Piper	(Principal Financial Officer & Principal Accounting Officer)

/s/ Sol J. Barer	Chairman of the Board of Directors	March 9, 2017
Sol J. Barer

/s/ Eugene A. Bauer	Director	March 9, 2017
Eugene A. Bauer

/s/ Isaac Blech	Director	March 9, 2017
Isaac Blech

/s/ Alastair Clemow	Director	March 9, 2017
Alastair Clemow

/s/ Barbara Duncan	Director	March 9, 2017
Barbara Duncan

/s/ Wilbur H. Gantz	Director	March 9, 2017
Wilbur H. Gantz

/s/ Joseph J. Grano, Jr.	Director	March 9, 2017
Joseph J. Grano, Jr.

-54-