Form 10-Q
period 2017-03-31
Aevi Genomic Medicine, Inc.
filed 2017-05-10
CIK 1138776

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Medgenics, Inc. (Former name, former address and former fiscal year, if changed since last report)

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

Large accelerated filer	☐	Accelerated filer	☑
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

As of May 2, 2017, the registrant had 37,110,043 shares of common stock, $0.0001 par value, outstanding.

AEVI GENOMIC MEDICINE, INC.
Form 10-Q
Table of contents

Unless the context otherwise requires, all references in this Quarterly Report on Form 10-Q to the “Company,” “Aevi Genomic Medicine,” “we,” “us” and “our” refer to Aevi Genomic Medicine, Inc., a Delaware corporation organized on January 27, 2000, and its wholly-owned subsidiaries, Medgenics Medical (Israel) Ltd. and neuroFix, LLC. We use TARGTTM, TARGTEPOTM, DermaVacTM, GeneRideTM and the Aevi Genomic Medicine logo as trademarks in the United States and elsewhere. All other trademarks or trade names referred to in this document are the property of their respective owners.

AEVI GENOMIC MEDICINE, INC. AND ITS SUBSIDIARY

PART I – FINANCIAL INFORMATION

ITEM 1. - Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEET
(In thousands, except per share data)

	March 31, 2017	December 31, 2016
	Unaudited
ASSETS

CURRENT ASSETS:

Cash and cash equivalents	$29,203	$39,838
Prepaid expenses and other current assets	982	335

Total current assets	30,185	40,173

LONG-TERM ASSETS:

Restricted lease deposits	11	11
Property and equipment, net	336	377

Total long-term assets	347	388

Total assets	$30,532	$40,561

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:

Trade payables	$2,800	$137
Other accounts payable and accrued expenses	2,650	5,446

Total current liabilities	5,450	5,583

Total liabilities	5,450	5,583

STOCKHOLDERS’ EQUITY:

Common stock - $0.0001 par value; 100,000,000 shares authorized; 37,118,543 shares issued and 37,110,043 shares outstanding at March 31, 2017; 37,112,343 shares issued and 37,103,843 shares outstanding at December 31, 2016	4	4
Additional paid-in capital	216,259	215,008
Accumulated deficit	(191,181)	(180,034)

Total stockholders’ equity	25,082	34,978

Total liabilities and stockholders’ equity	$30,532	$40,561

The accompanying notes are an integral part of the condensed consolidated financial statements.

AEVI GENOMIC MEDICINE, INC. AND ITS SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(In thousands, except per share data)

	Three months ended March 31,
	2017	2016
	Unaudited

Research and development expenses	$7,947	$6,951

General and administrative expenses	2,988	4,191

Operating loss	(10,935)	(11,142)
Financial income / (expense)	18	(2)

Net Loss	$(10,917)	$(11,144)

Basic and diluted loss per share	$(0.29)	$(0.34)
Weighted average number of common stock used in computing basic loss per share	37,108,261	32,953,542

The accompanying notes are an integral part of the condensed consolidated financial statements.

AEVI GENOMIC MEDICINE, INC. AND ITS SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(In thousands)

	Three months ended March 31,
	2017	2016
	Unaudited

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(10,917)	$(11,144)
Adjustments to reconcile loss to net cash used in operating activities:
Depreciation	41	58
Stock-based compensation	1,001	2,400
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(646)	(40)
Trade payables	2,663	19
Other accounts payable and accrued expenses	(2,796)	(400)
Restricted lease deposits	-	(1)
Net cash used in operating activities	(10,654)	(9,108)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	-	(64)
Net cash used in investing activities	$-	$(64)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of options and warrants	19	-
Net cash provided by financing activities	19	-

Decrease in cash and cash equivalents	(10,635)	(9,172)

Balance of cash and cash equivalents at the beginning of the period	39,838	53,064

Balance of cash and cash equivalents at the end of the period	$29,203	$43,892

Supplemental disclosure of non-cash flow information:
Purchase of property and equipment	$-	$28

The accompanying notes are an integral part of the condensed consolidated financial statements.

AEVI GENOMIC MEDICINE, INC. AND ITS SUBSIDIARY

NOTES TO THE FINANCIAL STATEMENTS
(In thousands, except per share data)

NOTE 1:- GENERAL

a.	Aevi Genomic Medicine Inc. (the “Company”), formerly Medgenics Inc., was incorporated in January 2000 in Delaware. The Company has a wholly-owned subsidiary, Medgenics Medical Israel Ltd. (the “Subsidiary”), which was incorporated in Israel in March 2000. The Company is a clinical stage biopharmaceutical company with an emphasis on genomic medicine.

As of October 21, 2016 the Company’s common stock is traded on the NASDAQ. Prior to October 21, 2016 the Company’s common stock was traded on the NYSE.

b.	As reflected in the accompanying financial statements, the Company incurred a net loss for the three month period ended March 31, 2017 of $10,917 and had a negative cash flow from operating activities of $10,654 during the three month period ended March 31, 2017. The accumulated deficit as of March 31, 2017 is $191,181. As of March 31, 2017, the Company had cash and cash equivalents of $29.20 million, which it believes will provide funding for its operations through the second quarter of 2018. The Company and the Subsidiary have not yet generated revenues from product sales.

NOTE 2:- SIGNIFICANT ACCOUNTING POLICIES

a.	The accompanying unaudited condensed financial statements of the Company, have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and the rules of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the audited financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2016 (“2016 Form 10-K”) as filed with the SEC. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements that would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year as reported in the 2016 Form 10-K have been omitted.

b.	Recently issued accounting pronouncements:

In 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 205-40):Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which defines management’s responsibility to assess an entity’s ability to continue as a going concern, and to provide related footnote disclosures. The Company adopted this standard as of December 31, 2016. The Company has determined there was not substantial doubt about the organization’s ability to continue as a going concern through at least one year from the date the financial statements are filed.

In 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740), Balance Sheet Classification of Deferred Taxes, will require deferred income tax liabilities and assets to be classified as noncurrent. The Company adopted this standard as of March 31, 2017. The Company determined that there was no material impact on the financials.

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

AEVI GENOMIC MEDICINE, INC. AND ITS SUBSIDIARY

In 2016, the FASB issued ASU 2016-09, Compensation-Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting, which is meant to reduce complexity involving several aspects of the accounting for employee share-based payment transactions, including the income tax consequences, classifications of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 became effective for the Company in the first quarter of 2017 and was applied using a modified retrospective transition approach. Under ASU 2016-09 the Company has elected to no longer estimate forfeiture rates in determining its stock compensation expense and will true up forfeitures as they occur. As a result of the adoption the Company recorded a cumulative adjustment to accumulated deficit as of December 31, 2016 for $230.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on our consolidated financial statements upon adoption.

NOTE 3:- STOCKHOLDERS’ EQUITY

a.	Issuance of stock options and warrants to employees and directors:

A summary of the Company’s activity for options and warrants granted to employees and directors is as follows:

	Three months ended March 31, 2017
	Number of options and warrants	Weighted average exercise price	Weighted average remaining contractual terms (years)	Aggregate intrinsic value
Outstanding at December 31, 2016	10,433,396	$5.78	6.08		$3,383

Granted	1,181,900	$4.88

Exercised	(6,200)	$3.14

Forfeited	(404,299)	$5.53

Outstanding at March 31, 2017	11,204,797	$5.69	6.17		$-

Vested and expected to vest at March 31, 2017	11,204,797	$5.69	6.17	$

Exercisable at March 31, 2017	7,403,445	$3.89	3.08		$-

As of March 31, 2017, there was $8,499 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted to employees and directors. That cost is expected to be recognized over a weighted-average period of 2.0 years.

AEVI GENOMIC MEDICINE, INC. AND ITS SUBSIDIARY

b.	Issuance of options and warrants to consultants:

A summary of the Company’s activity for warrants and options granted to consultants is as follows:

	Three months ended March 31, 2017
	Number of options and warrants	Weighted average exercise price	Weighted average remaining contractual terms (years)	Aggregate intrinsic value
Outstanding at December 31, 2016	390,821	$6.95	1.43	$114

Exercised	-	$-
Forfeited	-	$-

Outstanding at March 31, 2017	390,821	$6.95	1.25	$-

Exercisable at March 31, 2017	374,154	$6.74	0.96	$-

As of March 31, 2017, there was $9 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted to consultants. That cost is expected to be recognized over a weighted-average period of 0.6 years.

c.	Compensation expenses:

Compensation expenses related to restricted shares, warrants and options granted to employees, directors and consultants was recorded in the Consolidated Statement of Operations in the following line items:

	Three months ended March 31,
	2017	2016
	Unaudited

Research and development expenses	$445	$628
General and administrative expenses	556	1,772

	$1,001	$2,400

AEVI GENOMIC MEDICINE, INC. AND ITS SUBSIDIARY

d.	Summary of shares to be issued upon exercise of options and warrants:

A summary of shares to be issued upon exercise of all the options and warrants, segregated into ranges, as of March 31, 2017 is presented in the following table:

		As of March 31, 2017
Options / Warrants	Exercise price per share ($)	Shares to be issued upon exercise of options and warrants outstanding	Shares to be issued upon exercise of options and warrants exercisable	Weighted average remaining contractual terms of options and warrants (in years)
Options:
Granted to employees and directors

	2.66-4.99	6,339,129	3,868,229	6.7
	5.07-10.80	4,865,668	3,535,216	5.5
		11,204,797	7,403,445

Granted to consultants	4.82-6.65	64,348	47,681	4.6

Total shares to be issued upon exercise of options		11,269,145	7,451,126

Warrants:

Granted to consultants	3.76-4.99	125,000	125,000	1.2
	9.17-11.16	201,473	201,473	0.2
		326,473	326,473

Granted to investors	6.78-8.34	4,582,920	4,582,920	0.7

Total shares to be issued upon exercise of warrants		4,909,393	4,909,393

Total shares to be issued upon exercise of options and warrants		16,178,538	12,360,519

AEVI GENOMIC MEDICINE, INC. AND ITS SUBSIDIARY

NOTE 4:- LOSS PER SHARE

The Company computes basic net loss per share by dividing net loss by the weighted average number of shares outstanding, which includes stock issued and outstanding. The Company computes diluted net loss per share by dividing net loss by the weighted average number of shares and potential shares from outstasnding stock options.

The following table presents anti-dilutive shares for the three months ended March 31, 2017 and 2016:

	Three months ended March 31,
	2017	2016
Weighted-average anti-dilutive shares related to:
Outstanding stock options	10,767,160	9,406,918
Outstanding warrants	4,909,393	8,389,432
	15,676,553	$17,796,350

Since the Company had a net loss for all periods presented, the effect of all potentially dilutive securities is anti-dilutive. Accordingly, basic and diluted net loss per share is the same for the three months ended March 31, 2017 and 2016. Anti-dilutive shares comprise the impact of the number of shares that would have been dilutive had the Company had net income plus the number of common stock equivalents that would be anti-dilutive had the Company had net income.

ITEM 2. - Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read together with our financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Forward-looking statements are often identified by the use of words such as, but not limited to, “can,” “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “continues,” “anticipates,” “intends,” “seeks,” “targets,” “believes,” “estimates,” “projects,” “predicts,” “potential” and similar expressions or variations intended to identify forward-looking statements. These statements are based on the beliefs and assumptions of our management based on information currently available to them. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section titled “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2016, and any updates to those risk factors included in Part II, Item 1A of this Quarterly Report on Form 10-Q. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

Overview

We are a clinical stage biopharmaceutical company with an emphasis on identifying the genetic drivers of disease and applying this understanding to the pursuit of differentiated novel therapies for pediatric onset, life-altering diseases, including rare and orphan diseases. We look to find treatments for genetically defined diseases for which there are limited therapeutic options currently available, with a primary focus on pediatric patients. This strategy begins with identifying and genetically validating a therapeutic target and using genomic medicine to guide product development. The strategy also involves identifying and acquiring otherwise abandoned or overlooked drug candidates and matching targets and mechanisms of action to novel genetic discoveries.

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

AEVI-001 (mGluR+ ADHD and 22q Deletion Syndrome)

Our lead program, AEVI-001, is an oral, non-stimulant glutamatergic neuromodulator which completed a Phase 2/3 trial (SAGA) in adolescent Attention Deficit Hyperactivity Disorder, ADHD, patients with specific mutations in their mGluR gene network, which we refer to as mGluR+ ADHD, in the first quarter of 2017. Although AEVI-001 did not meet the primary endpoint of reduction on the ADHD rating scale (ADHD-RS) compared to placebo, the drug did demonstrate statistically significant and clinically meaningful improvement compared to placebo in a pre-specified responder analysis of ADHD-RS improvement of 30% or more [ADHD-RS reduction of 17.6, p < .005]. In a second pre-specified responder analysis of Clinical Global Impression of Improvement scale (CGI-I), a key secondary endpoint, AEVI-001 demonstrated a statistically significant and clinically meaningful improvement compared to placebo [57% of patients treated with AEVI-001 achieved a score of much improved or very much improved compared to 33% on placebo, p=0.0155]. Additionally, the safety analysis demonstrated that AEVI-001 was tolerated all doses, and the majority of adverse events were generally mild to moderate in severity. There were no serious adverse events.

Subsequent analysis of responder data from a subset of gnomically identified patients in the SAGA trial have since identified nine genes that are predictive of clinically meaningful and statistically significant response on the ADHD-RS scale. These genes include certain glutamate metabotropic receptors and neurodevelopmental genes that are found in approximately 10% of pediatric ADHD patients. We intend to initiate a Phase 2 study in this nine gene subpopulation (mGluR+ Genetic Subset) in ADHD in the second half of 2017 following discussion with the FDA.

One of the neurodevelopmental genes, contactin-4 (CNTN4), previously identified as being important in Autism Spectrum Disorder (ASD), was highly enriched in the responder population (43%) and represents approximately 5% of pediatric ADHD patients. The CNTN4 mutation phenotype is relatively severe, with an increased prevalence of emotional dysregulation, which includes issues related to anger control, risk taking, and inappropriate movements and sounds. All CNTN4 mutation positive patients on treatment (n=6) had clinically meaningful and statistically significant response to therapy with AEVI-001 [ADHD-RS reduction of 20.8, p=0.03].

Importantly, these results clarify a path forward for the continued development of AEVI-001 in ADHD, as well as in other potential neurodevelopmental disorders, including but not limited to ASD and Pediatric Generalized Anxiety Disorder.

We are completing work on a signal-finding trial for the treatment of the psychiatric symptoms of 22q Deletion Syndrome (22q DS), with initial data from that study expected by mid-year 2017. Enrolling patients into the signal-finding study has been challenging, and expect we may only have two patients enrolled by the time the study is ended. 22q DS is an orphan, severe autism spectrum disorder with significant co-morbidities. The disease has a prevalence of between 1:2000-1:4000, roughly equivalent with the more recognized Down’s Syndrome.

AEVI-002 (Anti-LIGHT Monoclonal Antibody)

The second program arising out of our genomic research collaboration with CHOP is the development candidate AEVI-002, a first-in-class anti-LIGHT monoclonal antibody, or the Antibody, being developed for use in Severe Pediatric Onset Crohn’s disease which has a more aggressive phenotype at younger ages. The genomic rationale for the use of anti-LIGHT antibody in Crohn’s disease was validated by CAG research showing the association to a loss of function mutation in decoy receptor 3 (DcR3). The estimated prevalence of the mutation is estimated at 10-15% of pediatric onset Crohn’s disease cases. An 8-week Phase Ib proof-of-concept study at CHOP will enroll up to 12 patients with the DcR3 mutation and a pediatric onset Crohn’s disease diagnosis, with most subjects being refractory to treatment with TNF-α inhibitors. The endpoints of the trial will include endoscopic evaluation, Crohn’s Disease Activity Index ratings and safety.

In June 2016, we entered into a Clinical Development and Option Agreement, or the Development and Option Agreement, with Kyowa Hakko Kirin Co., Ltd., or KHK, pursuant to which we acquired certain rights with respect to the development and potential commercialization of the Antibody. Under the Development and Option Agreement, we received an exclusive option for exclusive rights to develop products containing the Antibody, or an Antibody Licensed Product, exclusive rights to commercialize Antibody Licensed Product in various countries and to conduct various development activities with respect to the Antibody Licensed Product, including the conduct of the Study. The terms of the Development and Option Agreement with KHK are more fully described under the section entitled “Licenses” in Part I, Item 1 of our Annual Report on Form 10-K for the year ended December 31, 2016.

We intend to initiate the signal-finding study in patients with Severe Pediatric Onset Crohn’s disease, or the Study, in the second quarter of 2017, with initial data expected in the second half of 2017 at which point we will make a determination on our option to license exclusive rights to the Antibody for further development.

Financial Operations Overview

We have generated significant losses to date, and we expect to continue to generate losses as we progress towards the commercialization of our product candidates. We incurred net losses of approximately $10.92 million for the three month period ended March 31, 2017. As of March 31, 2017, we had stockholders’ equity of approximately $25.08 million. As of March 31, 2017, we had cash and cash equivalents of $29.20 million, which we believe will provide funding for our operations through the second quarter of 2018. We are unable to predict the extent of any future losses or when we will become profitable, if at all.

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

Conducting a significant amount of development is central to our business model. Product candidates in later-stage clinical development generally have higher development costs than those in earlier stages of development, primarily due to the significantly increased size and duration of the clinical trials. Research and development expenses will likely increase as we advance the development of AEVI-001 and AEVI-002 and look to advance our earlier-stage research and development projects.

The process of conducting pre-clinical studies and clinical trials necessary to obtain regulatory approval is costly and time consuming. The probability of success for each product candidate and clinical trial may be affected by a variety of factors, including, among others, the quality of the product candidate’s early clinical data, investment in the program, competition, manufacturing capabilities and commercial viability. As a result of these uncertainties, together with the uncertainty associated with clinical trial enrollments and the risks inherent in the development process, we are unable to determine the duration and completion costs of current or future clinical stages of our product candidates or when, or to what extent, we will generate revenues from the commercialization and sale of any of our product candidates. Development timelines, probability of success and development costs vary widely. We are concurrently focusing on the development and potential commercialization of AEVI-002 under the Development and Option Agreement with KHK, advancing the development of AEVI-001 and advancing our earlier-stage research and development projects.

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

Results of Operations for the Three Months Ended March 31, 2017 and 2016

Research and Development Expenses

Research and development expenses for the three months ended March 31, 2017 were $7.95 million increasing from $6.95 million for the same period in 2016 mainly due to increased cost associated with the clinical advancement of AEVI-001 and AEVI-002.

General and Administrative Expenses

General and administrative expenses for the three months ended March 31, 2017 were $2.99 million, decreasing from $4.19 million for the same period in 2016 primarily due to severance benefits recorded in 2016 related to the termination of an officer of the Company.

Financial Income and Expenses

Financial income and expense for the three months ended March 31, 2017 and 2016 were de minimis.

Liquidity and Capital Resources

Sources of Liquidity

We have financed our operations primarily through issuance of equity.

Cash Flows

We had cash and cash equivalents of $29.20 million at March 31, 2017 and $39.84 million at December 31, 2016. The decrease in our cash balance during the three months ended March 31, 2017 was primarily related to advancement of our AEVI-001 program.

Net cash used in operating activities of $10.65 million for the three months ended March 31, 2017 and $9.11 million for the three months ended March 31, 2016 primarily reflected our cash expenses for our operations.

Net cash used in investing activities for the three months ended March 31, 2016 relates to our purchases of property and equipment.

Net cash provided by financing activities for the three months ended March 31, 2017 relates to the exercise of options.

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

Without taking into account any revenue we may receive as a result of licensing or other commercialization agreements we may enter into, we believe that cash on hand will be sufficient to enable us to fund our operating expenses and capital expenditure requirements through the second quarter of 2018. We have based this estimate on assumptions that may prove to be wrong, and we could use our available resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our current and anticipated clinical trials.

We do not anticipate that we will generate revenue from the sale of products for several years or more given the uncertainty of drug development. In the absence of additional funding or adequate funding from licensing or commercialization agreements, we expect our continuing operating losses to result in decreases in our cash balances. Absent significant corporate collaboration and licensing arrangements, we will need to finance our future cash needs through public or private equity offerings or debt financings. We do not currently have any commitments for future external funding. We may need to raise additional funds more quickly if one or more of our assumptions prove to be incorrect or if we choose to expand our product development efforts more rapidly than we presently anticipate, and we may decide to raise additional funds even before we need them if the conditions for raising capital are favorable. We may seek to encourage holders of our warrants to exercise, sell additional equity or debt securities or obtain a bank credit facility. The sale of additional equity or debt securities, if convertible, could result in dilution to our stockholders. The incurrence of indebtedness would result in increased fixed obligations and could also result in covenants that would restrict our operations.

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

For the purpose of valuing options granted to our employees and directors during the three months ended March 31, 2017 and 2016, we used the Binomial options pricing model. To determine the risk-free interest rate, we utilized the U.S. Treasury yield curve in effect at the time of grant with a term consistent with the contractual life of our awards. We estimated the expected life of the options granted based on anticipated exercises in the future periods assuming the success of our business model as currently forecast. The expected dividend yield reflects our current and expected future policy for dividends on our common stock. The expected stock price volatility for our stock options was calculated by examining historical volatilities for publicly traded industry peers as we do not have sufficient trading history for our common stock. We will continue to analyze the expected stock price volatility and expected life assumptions as more historical data for our common stock becomes available. After adoption of ASU 2016-09 in the first quarter of 2017, we recognize forfeitures as they occur.

Off-Balance Sheet Arrangements

There have been no material changes to the discussion of off-balance sheet arrangements included in our Annual Report on Form 10-K for the year ended December 31, 2016.

ITEM 3. - Quantitative and Qualitative Disclosures about Market Risk

There has been no significant change in our exposure to market risk during the three months ended March 31, 2017. For a discussion of our exposure to market risk, refer to Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” contained in our Annual Report on Form 10-K for the year ended December 31, 2016.

ITEM 4. - Controls and Procedures

Evaluation of disclosure controls and procedures

As required by Rule 13a-15(b) of the Exchange Act, in connection with the filing of this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2017, the end of the period covered by this report.

Changes in Internal Control Over Financial Reporting

During the three months ended March 31, 2017, we implemented a new enterprise resource planning (“ERP”) system. As appropriate, we are modifying the design and documentation of internal control processes and procedures relating to the new system and interfaces to simplify and synchronize our existing internal control over financial reporting.

With the exception of the ERP implementation described above, there were no changes in our internal control over financial reporting during the first quarter of 2017, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. - Legal Proceedings

We are not currently a party, as plaintiff or defendant, to any legal proceedings which, individually or in the aggregate, are expected by us to have a material effect on our business, financial condition or results of operation if determined adversely to us.

ITEM 1A - Risk Factors

There are no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016.

ITEM 2. - Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

None

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None

ITEM 3. - Defaults Upon Senior Securities

None

ITEM 4. - Mine Safety Disclosures

Not applicable

ITEM 5. - Other Information

None

ITEM 6. – Exhibits

Exhibit No.	Description

10.1*	Amendment No. 1 to License Agreement, dated as of February 14, 2017, by and between The Children’s Hospital of Philadelphia and Medgenics Medical Israel Ltd. (filed herewith).
10.2	Amendment No. 2 to Sponsored Research Agreement, dated as of February 16, 2017, by and between The Children’s Hospital of Philadelphia and Medgenics Medical Israel, Ltd. (filed herewith).
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
101	Interactive Data File (filed herewith).

* Confidential treatment has been requested for certain provisions of this Exhibit pursuant to rule 24b-2 under the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 10, 2017	AEVI GENOMIC MEDICINE, INC.

	By:	/s/ Michael F. Cola
Michael F. Cola
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 10, 2017	By:	/s/ Brian D. Piper
Brian D. Piper
Chief Financial Officer
(Principal Financial Officer)

-16-