Form 10-Q
period 2017-06-30
Aevi Genomic Medicine, Inc.
filed 2017-08-09
CIK 1138776

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

As of August 4, 2017, the registrant had 37,110,043 shares of common stock, $0.0001 par value, outstanding.

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

AEVI GENOMIC MEDICINE, INC. AND ITS SUBSIDIARY

PART I – FINANCIAL INFORMATION

ITEM 1. - Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEET
(In thousands, except share data)

	June 30, 2017	December 31, 2016
	Unaudited	Audited
ASSETS

CURRENT ASSETS:

Cash and cash equivalents	$21,357	$39,838
Prepaid expenses and other current assets	1,075	335

Total current assets	22,432	40,173

LONG-TERM ASSETS:

Restricted lease deposits	11	11
Property and equipment, net	297	377

Total long-term assets	308	388

Total assets	$22,740	$40,561

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:

Trade payables	$1,881	$137
Other accounts payable and accrued expenses	3,036	5,446

Total current liabilities	4,917	5,583

Total liabilities	4,917	5,583

STOCKHOLDERS’ EQUITY:

Common stock - $0.0001 par value; 100,000,000 shares authorized; 37,110,043 shares issued and 37,110,043 shares outstanding at June 30, 2017; 37,112,343 shares issued and 37,103,843 shares outstanding at December 31, 2016	$4	$4
Additional paid-in capital	217,033	215,008
Accumulated deficit	(199,214)	(180,034)

Total stockholders’ equity	17,823	34,978

Total liabilities and stockholders’ equity	$22,740	$40,561

The accompanying notes are an integral part of the condensed consolidated financial statements.

AEVI GENOMIC MEDICINE, INC. AND ITS SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(In thousands, except share and per share data)

	Six months ended June 30,		Three months ended June 30,
	2017	2016	2017	2016
	Unaudited		Unaudited
Research and development expenses	$13,614	$15,692	$5,667	$8,741

General and administrative expenses	5,357	7,136	2,369	2,945

Operating loss	(18,971)	(22,828)	(8,036)	(11,686)
Financial income / (expense)	21	(20)	3	(18)

Loss before taxes on income	(18,950)	(22,848)	(8,033)	(11,704)

Taxes on income	-	3	-	3

Net loss	$(18,950)	$(22,851)	$(8,033)	$(11,707)

Basic and diluted loss per share	$(0.51)	$(0.69)	$(0.22)	$(0.35)
Weighted average number of common stock used in computing basic loss per share	37,109,157	33,211,665	37,110,043	33,469,789

The accompanying notes are an integral part of the condensed consolidated financial statements.

AEVI GENOMIC MEDICINE, INC. AND ITS SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(In thousands)

	Six months ended June 30,
	2017	2016
	Unaudited

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(18,950)	$(22,851)
Adjustments to reconcile loss to net cash used in operating activities:
Depreciation	81	125
Stock-based compensation	1,775	4,263
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(740)	(348)
Trade payables	1,744	(819)
Other accounts payable and accrued expenses	(2,410)	703
Restricted lease deposits	-	(11)
Net cash used in operating activities	$(18,500)	$(18,938)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	$-	$(190)
Net cash used in investing activities	$-	$(190)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of shares, net	$-	$19,678
Proceeds from exercise of options and warrants	19	72
Net cash provided by financing activities	$19	$19,750

(Decrease) increase in cash and cash equivalents	(18,481)	622

Balance of cash and cash equivalents at the beginning of the period	39,838	53,064

Balance of cash and cash equivalents at the end of the period	$21,357	$53,686

Supplemental disclosure of non-cash flow information:
Cash paid during the period for taxes	$-	$3

The accompanying notes are an integral part of the condensed consolidated financial statements.

AEVI GENOMIC MEDICINE, INC. AND ITS SUBSIDIARY

NOTES TO THE FINANCIAL STATEMENTS
(In thousands, except share and per share data)

NOTE 1:- GENERAL

a.	Aevi Genomic Medicine Inc. (the “Company”), formerly Medgenics Inc., was incorporated in January 2000 in Delaware. The Company has a wholly-owned subsidiary, Medgenics Medical Israel Ltd. (the “Subsidiary”), which was incorporated in Israel in March 2000. The Company is a clinical stage biopharmaceutical company with an emphasis on genomic medicine.

As of October 21, 2016 the Company’s common stock is traded on the NASDAQ Global Market. Prior to October 21, 2016 the Company’s common stock was traded on the NYSE MKT.

b.	As reflected in the accompanying financial statements, the Company incurred a net loss for the six month period ended June 30, 2017 of $18,950 and had a negative cash flow from operating activities of $18,500 during the six month period ended June 30, 2017. The accumulated deficit as of June 30, 2017 is $199,214. As of June 30, 2017, the Company had cash and cash equivalents of $21,357, which it believes will provide funding for its operations into the second quarter of 2018. The Company and the Subsidiary have not yet generated revenues from product sales.

NOTE 2:- SIGNIFICANT ACCOUNTING POLICIES

a.	The accompanying unaudited condensed financial statements of the Company, have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and the rules of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the audited financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2016 (“2016 Form 10-K”) as filed with the SEC. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements that would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year as reported in the 2016 Form 10-K have been omitted.

b.	Recently issued accounting pronouncements:

In 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which defines management’s responsibility to assess an entity’s ability to continue as a going concern, and to provide related footnote disclosures. The Company adopted this standard as of December 31, 2016. Management has concluded that substantial doubt exists with respect to the Company’s ability to continue as a going concern through one year after the issuance of the financial statements. See, “Note 3: – Liquidity Risks and Management Plans.”

In 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740), Balance Sheet Classification of Deferred Taxes, will require deferred income tax liabilities and assets to be classified as noncurrent. The Company adopted this standard as of March 31, 2017. The Company determined that there was no material impact on the Company’s consolidated financial statements.

In 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which will establish the principles that lessees and lessors shall apply to report useful information to users of financial statements about the amount, timing, and uncertainty of cash flows arising from a lease. The pronouncement is effective for fiscal years beginning after December 15, 2018. The Company is currently evaluating the effect this guidance will have on the Company’s consolidated financial statements.

AEVI GENOMIC MEDICINE, INC. AND ITS SUBSIDIARY

In 2016, the FASB issued ASU 2016-09, Compensation-Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting, which is meant to reduce complexity involving several aspects of the accounting for employee share-based payment transactions, including the income tax consequences, classifications of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 became effective for the Company in the first quarter of 2017 and was applied using a modified retrospective transition approach. Under ASU 2016-09 the Company has elected to no longer estimate forfeiture rates in determining its stock compensation expense and will true up forfeitures as they occur. As a result of the adoption, the Company recorded a cumulative adjustment to accumulated deficit as of December 31, 2016 for $230.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s consolidated financial statements upon adoption.

NOTE 3:- LIQUIDITY RISKS AND MANAGEMENT’S PLANS

The Company has financed its operations primarily through issuance of equity and grants from other third parties. As of June 30, 2017, the Company had cash and cash equivalents of $21,357 and liabilities of $4,917.

The future success of the Company is dependent on its ability to develop its product candidates and ultimately upon its ability to attain profitable operations. The Company is subject to a number of risks similar to other early-stage life science companies, including, but not limited to, successful discovery and development of its product candidates, raising additional capital with favorable terms, development by its competitors of new technological innovations, protection of proprietary technology and market acceptance of the Company’s products. The successful discovery and development of product candidates requires substantial working capital which may not be available to the Company on favorable terms.

The Company expects to continue to incur operating losses in the future and require additional capital to further advance its programs, if warranted by the results of its clinical trials, and support its operations. The Company does not have sufficient existing cash and cash equivalents for at least the twelve months following the date that the financial statements are issued. These conditions raise substantial doubt about its ability to continue as a going concern within one year after the date that these financial statements are issued.

To alleviate the conditions that raise substantial doubt about the Company’s ability to continue as a going concern, management is exploring various sources of funding such as strategic collaborations, licensing agreements, and issuance of equity and/or debt securities as a source of liquidity. If we raise additional funds through strategic collaborations and alliances or licensing arrangements with third parties, which may include existing collaboration partners, we may have to relinquish valuable rights to our technologies or product candidates, including AEVI-001 and AEVI-002, or grant licenses on terms that are not favorable to us. To the extent that the Company raises additional capital through the sale of equity, the ownership interest of the existing shareholders will be diluted and other preferences may be necessary that adversely affect the rights of the existing shareholders.

NOTE 4:- COMMITMENTS AND CONTINGENCIES

In November 2014, the Company entered into a research agreement with the Children’s Hospital of Philadelphia (CHOP). Under the terms of the agreement, the Company agreed to sponsor research at CHOP with respect to the recruitment and genetic analysis of patients with rare diseases to accelerate discovery of diagnostic and therapeutic targets.

CHOP granted the Company options over certain intellectual property created in the course of the research. The initial term of the Research Agreement was one year. The Company had the unilateral right to extend the term of the Research Agreement for an additional two-year term beyond the initial term and to provide additional funding for such an extension.

In June 2017 the Company extended the term of the CHOP Research Agreement for an additional period through June 2019. Per the terms of the extension, the Company is obligated to pay CHOP $5,937 in 2018 and $2,375 in 2019.

AEVI GENOMIC MEDICINE, INC. AND ITS SUBSIDIARY

NOTE 5:- STOCKHOLDERS’ EQUITY

a.	Issuance of stock options and warrants to employees and directors: A summary of the Company’s activity for options and warrants granted to employees and directors is as follows:

	Six months ended June 30, 2017
	Number of options and warrants	Weighted average exercise price	Weighted average remaining contractual terms (years)	Aggregate intrinsic value
Outstanding at December 31, 2016	10,433,396	$5.78	6.08	$3,383

Granted	1,752,900	$3.71

Exercised	(6,200)	$3.14

Forfeited	(1,631,670)	$8.60

Outstanding at June 30, 2017	10,548,426	$5.00	6.58	$-

Vested and expected to vest at June 30, 2017	10,548,426	$5.00	6.58	$-

Exercisable at June 30, 2017	7,085,943	$3.48	3.58	$-

As of June 30, 2017, there was $7,140 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted to employees and directors. That cost is expected to be recognized over a weighted-average period of 2.06 years.

b.	Issuance of options and warrants to consultants: A summary of the Company’s activity for warrants and options granted to consultants is as follows:

	Six months ended June 30, 2017
	Number of options and warrants	Weighted average exercise price	Weighted average remaining contractual terms (years)	Aggregate intrinsic value
Outstanding at December 31, 2016	390,821	$6.95	1.43	$114

Granted	-	$-

Exercised	-	$-

Forfeited	(194,473)	$9.17

Outstanding at June 30, 2017	196,348	$4.75	2.03	$-

Vested and expected to vest at June 30, 2017	196,348	$4.75	2.03	$-

Exercisable at June 30, 2017	179,681	$4.33	1.47	$-

AEVI GENOMIC MEDICINE, INC. AND ITS SUBSIDIARY

As of June 30, 2017, there was a de minimis amount of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted to consultants. That cost is expected to be recognized over a weighted-average period of 0.31 years.

c.	Stock-based compensation expense:

Compensation expense related to warrants and options granted to employees, directors and consultants was recorded in the Consolidated Statement of Operations in the following line items:

	Six months ended June 30,		Three months ended June 30,
	2017	2016	2017	2016
Research and development expenses	$765	$1,486	$320	$858
General and administrative expenses	$1,010	$2,777	$454	$1,005

d.	Summary of shares to be issued upon exercise of options and warrants:

A summary of shares to be issued upon exercise of all the options and warrants, segregated into ranges, as of June 30, 2017 is presented in the following table:

		As of June 30, 2017
Options / Warrants	Exercise price per share ($)	Shares to be issued upon exercise of options and warrants outstanding	Shares to be issued upon exercise of options and warrants exercisable	Weighted average remaining contractual terms of options and warrants (in years)
Options:
Granted to employees and directors
	1.07 – 2.66	646,000	75,000	9.3
	3.14 – 5.07	6,272,662	4,244,210	6.4
	5.10 – 10.80	3,629,764	2,766,733	6.3
		10,548,426	7,085,943

Granted to consultants
	4.82 – 6.65	64,348	47,681	4.3
Total shares to be issued upon exercise of options		10,612,774	7,133,624

Warrants:

Granted to consultants
	3.76 – 4.99	125,000	125,000	1.0
	11.16	7,000	7,000	0.0
		132,000	132,000

Granted to investors	6.78 – 8.34	3,124,319	3,124,319	0.6

Total shares to be issued upon exercise of warrants		3,256,319	3,256,319

Total shares to be issued upon exercise of options and warrants		13,869,093	10,389,943

AEVI GENOMIC MEDICINE, INC. AND ITS SUBSIDIARY

NOTE 6:- LOSS PER SHARE

The Company computes basic net loss per share by dividing net loss by the weighted average number of shares outstanding, which includes stock issued and outstanding. The Company computes diluted net loss per share by dividing net loss by the weighted average number of shares and potential shares from outstanding stock options. Since the Company had a net loss for all periods presented, the effect of all potentially dilutive securities is anti-dilutive. Accordingly, basic and diluted net loss per share is the same for the six and three months ended June 30, 2017 and 2016.

The following table presents anti-dilutive shares for the six and three months ended June 30, 2017 and 2016:

	Six months ended June 30,		Three months ended June 30,
	2017	2016	2017	2016
Weighted-average anti-dilutive shares related to:
Outstanding stock options	11,038,485	10,265,456	11,306,828	11,123,995
Outstanding warrants	4,799,797	6,856,409	4,691,405	5,323,385
	15,838,282	17,121,865	15,998,233	16,447,380

AEVI GENOMIC MEDICINE, INC. AND ITS SUBSIDIARY

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

Overview

We are a clinical stage biopharmaceutical company with an emphasis on identifying the genetic drivers of disease and applying this understanding to the pursuit of differentiated novel therapies for pediatric onset, life-altering diseases, including rare and orphan diseases. We look to find treatments for genetically defined diseases for which there are limited therapeutic options currently available, with a primary focus on pediatric patients. This strategy begins with identifying and genetically validating a therapeutic target and using genomics to guide product development. The strategy also involves identifying and acquiring otherwise abandoned or overlooked drug candidates and matching targets and mechanisms of action to novel genetic discoveries.

We have partnered with the Center for Applied Genomics, or CAG, at The Children’s Hospital of Philadelphia, or CHOP, to implement a genomic medicine driven approach to drug development. CAG’s assets include a fully automated biorepository containing specimens from more than 75,000 pediatric patients and 150,000 relatives of those patients. The sample is highly enriched for rare and orphan diseases and the large majority of patients have been genotyped. Their phenotypes are recorded in a modern electronic health record that is linked to the genomics database and biorepository. The patients in the database have consented to anonymized use of their data for research and follow up contact if needed.

CAG continues to discover important and novel genetic biomarkers by both genome-wide association studies and exome sequencing and analysis of affected individuals and their family members. Such markers not only identify patients with the disease but frequently point to the cause of the disease and suggest targets and feasible intervention strategies that include protein or peptide therapy, monoclonal antibodies, drugs or gene therapy. By working initially in pediatric populations of specific diseases, we can minimize the confounding environmental factors seen in older patients. In addition, the availability of robust genetic biomarkers allows us to design trials that focus on a highly-enriched patient population that we believe is more likely to respond to targeted therapies and further enhance the likelihood of clinical and regulatory success. We believe this will allow us to implement more efficient and shorter clinical development programs, that will lead to higher value medicines that can address critical needs in patients suffering from rare and orphan diseases.

AEVI GENOMIC MEDICINE, INC. AND ITS SUBSIDIARY

AEVI-001 (mGluR+ ADHD and 22q Deletion Syndrome)

Our lead program, AEVI-001, is an oral, non-stimulant glutamatergic neuromodulator which completed a Phase 2/3 trial (SAGA) in adolescent Attention Deficit Hyperactivity Disorder, ADHD, patients with specific mutations in their mGluR gene network, which we refer to as mGluR+ ADHD, in the first quarter of 2017. Although in the SAGA trial, AEVI-001 did not meet the primary endpoint of reduction on the ADHD rating scale (ADHD-RS) compared to placebo, the drug did demonstrate statistically significant and clinically meaningful improvement compared to placebo in a pre-specified responder analysis of ADHD-RS improvement of 30% or more [ADHD-RS reduction of 17.6, p < .005]. In a second pre-specified responder analysis of Clinical Global Impression of Improvement scale (CGI-I), a key secondary endpoint, AEVI-001 demonstrated a statistically significant and clinically meaningful improvement compared to placebo [57% of patients treated with AEVI-001 achieved a score of much improved or very much improved compared to 33% on placebo, p=0.0155]. Additionally, the safety analysis demonstrated that AEVI-001 was well tolerated at all doses, and the majority of adverse events were generally mild to moderate in severity. There were no serious adverse events.

Subsequent analysis of responder data from a subset of genomically identified patients in the SAGA trial have since identified nine genes that appear to be predictive of clinically meaningful and statistically significant response on the ADHD-RS scales and CGI-I scales. These genes include certain glutamate metabotropic receptors and neurodevelopmental genes that are found in approximately 10% of pediatric ADHD patients.

One of the neurodevelopmental genes, contactin-4 (CNTN4), previously identified as being important in Autism Spectrum Disorder (ASD), was highly enriched in the responder population (43%) and represents approximately 5% of the overall pediatric ADHD patient population. The CNTN4 mutation phenotype is relatively severe, with an increased prevalence of emotional dysregulation, which includes issues related to anger control, risk taking, and inappropriate movements and sounds. All (100%) of the CNTN4 mutation positive patients on treatment (n=6) had clinically meaningful and statistically significant response to therapy with AEVI-001 [ADHD-RS reduction of 20.8, p=0.03].

Importantly, these results clarify a path forward for the continued development of AEVI-001 in ADHD, as well as in other potential neurodevelopmental disorders, including but not limited to ASD and Pediatric Generalized Anxiety Disorder. We are initiating a Phase 2 trial in CNTN4 mutation positive ADHD (“CNTN4+ ADHD”)(PART A) to confirm genetic responders to AEVI-001. Patient screening is anticipated to begin in the third quarter of 2017 and data is expected by mid-2018.

We have completed work on a signal-finding trial for the treatment of the psychiatric symptoms of 22q Deletion Syndrome (22q DS). Enrolling patients into the signal-finding study was challenging, with only two patients enrolled by the time the study ended. Due to the limited enrollment, it is not feasible to meaningfully interpret the resulting data. 22q DS is an orphan, severe autism spectrum disorder with significant co-morbidities. The disease has a prevalence of between 1:2000-1:4000, roughly equivalent with the more recognized Down’s Syndrome.

AEVI-002 (Anti-LIGHT Monoclonal Antibody)

The second program arising out of our genomic research collaboration with CHOP is the development candidate AEVI-002, a first-in-class anti-LIGHT monoclonal antibody, or the Antibody, being developed for use in Severe Pediatric Onset Crohn’s disease which has a more aggressive phenotype at younger ages. The genomic rationale for the use of the Antibody in Crohn’s disease was validated by CAG research showing the association to a loss of function mutation in decoy receptor 3 (DcR3). The estimated prevalence of the mutation is estimated at 10-15% of pediatric onset Crohn’s disease cases.

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

An 8-week Phase Ib proof-of-concept study has been initiated at CHOP, with the goal of enrolling up to 12 patients with a pediatric onset Crohn’s disease diagnosis that are refractory to treatment with TNF-α inhibitors, with or without a DcR3 mutation. Active recruitment for the trial is underway. The endpoints of the trial will include endoscopic evaluation, Crohn’s Disease Activity Index ratings and safety. Initial data from the proof-of-concept study is expected around year-end 2017, at which point we will make a determination on our option to license exclusive rights to the Antibody for further development. The identification and recruitment of patients into the proof-of-concept study has been challenging. The ability to produce initial data around year-end 2017 is highly dependent on timely recruiting; thus, continued difficulties in recruitment could cause a delay in the delivery of data for the program.

AEVI GENOMIC MEDICINE, INC. AND ITS SUBSIDIARY

Financial Operations Overview

We have generated significant losses to date, and we expect to continue to generate losses as we progress towards the commercialization of our product candidates. We incurred net losses of approximately $18.95 million for the six month period ended June 30, 2017. As of June 30, 2017, we had stockholders’ equity of approximately $17.82 million. As of June 30, 2017, we had cash and cash equivalents of $21.36 million, which we believe will provide funding for our operations into the second quarter of 2018. We are unable to predict the extent of any future losses or when we will become profitable, if at all.

Our management has evaluated whether there is substantial doubt about our ability to continue as a going concern and has determined that substantial doubt existed as of the date of this filing. The accompanying financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities, and commitments in the normal course of business.  The accompanying financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern.  The ability of the Company to continue as a going concern is dependent upon, among other things, raising additional capital.

Since our inception, the Company has obtained funds primarily from the issuance of common stock and convertible securities. If we raise additional funds through strategic collaborations and alliances or licensing arrangements with third parties, which may include existing collaboration partners, we may have to relinquish valuable rights to our technologies or product candidates, including AEVI-001 and AEVI-002, or grant licenses on terms that are not favorable to us. In addition, we anticipate that we will continue to issue equity and/or debt securities as a source of liquidity. There can be no assurance, however, that we will be successful in obtaining such financing in sufficient amounts, on terms acceptable to us, or at all. Any future sales of securities to finance operations will dilute existing stockholders' ownership. We cannot guarantee when or if we will generate positive cash flow. If we are unable to successfully raise sufficient additional capital, through future financings or through strategic and collaborative arrangements, we will not have sufficient cash to fund our ongoing trials and operations.

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

AEVI GENOMIC MEDICINE, INC. AND ITS SUBSIDIARY

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

Results of Operations for the Six Months Ended June 30, 2017 and 2016

Research and Development Expenses

Research and development expenses for the six months ended June 30, 2017 were $13.61 million decreasing from $15.69 million for the same period in 2016 mainly due to decreased costs associated with the TARGT technology and the closure of the Company’s operations in Israel.

General and Administrative Expenses

General and administrative expenses for the six months ended June 30, 2017 were $5.36 million, decreasing from $7.14 million for the same period in 2016 primarily due to severance benefits recorded in 2016 related to the termination of an officer of the Company and decrease of stock-based compensation expense related to options which have fully vested.

Financial Income and Expenses

Financial income and expense for the six months ended June 30, 2017 and 2016 were de minimis.

Results of Operations for the Three Months Ended June 30, 2017 and 2016

Research and Development Expenses

Research and development expenses for the three months ended June 30, 2017 were $5.67 million decreasing from $8.74 million for the same period in 2016 mainly related to decreased spend associated with the AEVI-001 program following conclusion of the SAGA trial.

General and Administrative Expenses

General and administrative expenses for the three months ended June 30, 2017 were $2.37 million, decreasing from $2.95 million for the same period in 2016 mainly due to decreased costs associated with the closure of the Company’s operations in Israel.

Financial Income and Expenses

Financial income and expense for the three months ended June 30, 2017 and 2016 were de minimis.

Liquidity and Capital Resources

Sources of Liquidity

We have financed our operations primarily through issuance of equity.

Cash Flows

We had cash and cash equivalents of $21.36 million at June 30, 2017 and $39.84 million at December 31, 2016. The decrease in our cash balance during the six months ended June 30, 2017 was primarily related to funding operations and advancing our AEVI-001 program.

Net cash used in operating activities of $18.50 million for the six months ended June 30, 2017 and $18.94 million for the six months ended June 30, 2016 primarily reflected our cash expenses for our operations.

Net cash used in investing activities for the six months ended June 30, 2017 and 2016 were de minimis.

AEVI GENOMIC MEDICINE, INC. AND ITS SUBSIDIARY

Net cash provided by financing activities for the six months ended June 30, 2017 was de minimis compared to $19.75 million for the six months ended June 30, 2016 related to the completion of a registered public offering.

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

Without taking into account any revenue we may receive as a result of licensing or other commercialization agreements we may enter into, we believe that cash on hand will be sufficient to enable us to fund our operating expenses and capital expenditure requirements into the second quarter of 2018. We have based this estimate on assumptions that may prove to be wrong, and we could use our available resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our current and anticipated clinical trials.

We do not anticipate that we will generate revenue from the sale of products for several years or more given the uncertainty of drug development. In the absence of additional funding or adequate funding from licensing or commercialization agreements, we expect our continuing operating losses to result in decreases in our cash balances. Absent significant corporate collaboration and licensing arrangements, we will need to finance our future cash needs through public or private equity offerings or debt financings. We do not currently have any commitments for future external funding. We may need to raise additional funds more quickly if one or more of our assumptions prove to be incorrect or if we choose to expand our product development efforts more rapidly than we presently anticipate, and we may decide to raise additional funds even before we need them if the conditions for raising capital are favorable. We may seek to encourage holders of our warrants to exercise, sell additional equity or debt securities or obtain a bank credit facility. The sale of additional equity or debt securities, if convertible, could result in dilution to our stockholders. The incurrence of indebtedness would result in increased fixed obligations and could also result in covenants that would restrict our operations. If we are unable to successfully raise sufficient additional capital, through future financings or through strategic and collaborative arrangements, we will not have sufficient cash to fund our additional clinical trials and operations.

Our plans include seeking additional investments and commercial agreements to continue our operations. However, there is no assurance that we will be successful in our efforts to raise the necessary capital and/or reach such commercial agreements to continue our planned research and development activities.

Our management has evaluated whether there is substantial doubt about the our ability to continue as a going concern and has determined that substantial doubt existed as of the date of this filing. This determination was based on the following factors: (i) our available cash as of the date of this filing will only be sufficient to fund our anticipated level of operations into the second calendar quarter of 2018; (ii) we may not identify additional strategic collaboration or alliance partners with whom we can partner to support development of our drug candidates; (iii) we will require additional financing for the second half of 2018 to continue at our expected level of operations beyond the second quarter of 2018; and (iv) if we fail to obtain the needed capital, we will be forced to delay, scale back, or eliminate some or all of our research and development programs or perhaps cease operations. In the opinion of management, these factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern.

If we fail to obtain the needed capital, we will be forced to delay, scale back, sell or out-license or eliminate some or all of our research and development programs. There is no assurance that we will be successful in any capital-raising efforts that we may undertake to fund operations. We are exploring various sources of funding for continued development of AEVI-001 and AEVI-002, as well as our ongoing operations. If we raise additional funds through strategic collaborations and alliances or licensing arrangements with third parties, which may include existing collaboration partners, we may have to relinquish valuable rights to our technologies or product candidates, including AEVI-001 and AEVI-002, or grant licenses on terms that are not favorable to us. In addition, we anticipate that we will continue to issue equity and/or debt securities as a source of liquidity, until we begin to generate positive cash flow to support our operations. Any future sales of securities to finance operations will dilute existing stockholders’ ownership. We cannot guarantee when or if we will generate positive cash flow.

AEVI GENOMIC MEDICINE, INC. AND ITS SUBSIDIARY

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

For the purpose of valuing options granted to our employees and directors during the six months ended June 30, 2017 and 2016, we used the Binomial options pricing model. To determine the risk-free interest rate, we utilized the U.S. Treasury yield curve in effect at the time of grant with a term consistent with the contractual life of our awards. We estimated the expected life of the options granted based on anticipated exercises in the future periods assuming the success of our business model as currently forecast. The expected dividend yield reflects our current and expected future policy for dividends on our common stock. The expected stock price volatility for our stock options was calculated by examining historical volatilities for publicly traded industry peers and blending in our historical volatility. We will continue to analyze the expected stock price volatility as more historical data for our common stock becomes available. After adoption of ASU 2016-09 in the first quarter of 2017, we recognize forfeitures as they occur.

Off-Balance Sheet Arrangements

CHOP License Agreement and Research Agreement

In November 2014, we entered into a license agreement, or the License Agreement, and a sponsored research agreement, or the Research Agreement, each with CHOP. Under the terms of the License Agreement, CHOP granted us (i) an exclusive, sublicensable license to use certain patent rights covering potential diagnostic and therapeutic targets, (ii) an exclusive, non-sublicensable license to use certain biospecimen and phenotypic data collected from patients with rare and orphan diseases and their family members or the Biobank. In February 2017, we amended the License Agreement. The amendment allows us to extend the period of our exclusive commercial access to the Biobank for rolling two year periods. The cost of each extension is $125,000 per year. In June 2017, we entered into an amendment to the Research Agreement, which extended the Research Agreement through June 30, 2019, for which additional payments totaling $5.94 million will be due in 2018 and $2.38 million will be due in 2019. The amendment also allows us to extend the Research Agreement for rolling two year periods in connection with the Company extending its exclusive commercial access to the Biobank under the License Agreement.

ITEM 3. - Quantitative and Qualitative Disclosures about Market Risk

There has been no significant change in our exposure to market risk during the six months ended June 30, 2017. For a discussion of our exposure to market risk, refer to Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” contained in our Annual Report on Form 10-K for the year ended December 31, 2016.

AEVI GENOMIC MEDICINE, INC. AND ITS SUBSIDIARY

ITEM 4. - Controls and Procedures

Evaluation of disclosure controls and procedures

As required by Rule 13a-15(b) of the Exchange Act, in connection with the filing of this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2017, the end of the period covered by this report.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the second quarter of 2017, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. - Legal Proceedings

We are not currently a party, as plaintiff or defendant, to any legal proceedings which, individually or in the aggregate, are expected by us to have a material effect on our business, financial condition or results of operation if determined adversely to us.

ITEM 1A - Risk Factors

The discussion of our business and operations should be read together with the risk factors contained in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 which describe various risks and uncertainties to which we are or may become subject. These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner. Except as disclosed below, there have been no material changes to the risk factors set forth in the above-referenced filing as of June 30, 2017.

Business-Related Risks

Our recurring losses from operations raise substantial doubt regarding our ability to continue as a going concern.

     Our recurring losses from operations raise substantial doubt about our ability to continue as a going concern. There is no assurance that sufficient financing will be available when needed to allow us to continue as a going concern. The perception that we may not be able to continue as a going concern may cause others to choose not to deal with us due to concerns about our ability to meet our contractual obligations.

We will need substantial additional capital for the continued development of our product candidates and for our long-term operations.

As of June 30, 2017, our cash and cash equivalents were approximately $21.36 million. We believe our existing cash and cash equivalents will provide funding for our current operating and capital requirements into the second quarter of 2018. However, changes in our business, whether or not initiated by us, may affect the rate at which we deplete our cash and cash equivalents. Our present and future capital requirements depend on many factors, including:

•	the rate and level of patient recruitment into our clinical trials, particularly those in Phase 2 and Phase 3 stages of development, including those trials for which we are currently recruiting; (for example, the identification and recruitment of patients into the AEVI-002 proof-of-concept study has been challenging. The ability to produce initial data in the second half of 2017 is highly dependent on timely recruiting; thus, continued difficulties in recruitment could cause a delay in the delivery of data for the program, and potentially result in increased costs to complete the study);

AEVI GENOMIC MEDICINE, INC. AND ITS SUBSIDIARY

•	the level of research and development investment required to develop our product candidates;

•	changes in product development plans needed to address any difficulties that may arise in manufacturing, pre-clinical activities, clinical trials or commercialization;

•	our ability and willingness to enter into new agreements with strategic partners and the terms of these agreements;

•	our success rate in pre-clinical and clinical efforts;

•	the costs of future commercialization activities, including product sales, marketing, manufacturing and distribution, for any of our product candidates for which we receive marketing approval;

•	revenue, if any, received from commercial sales of our product candidates, if any of our product candidates receive marketing approval;

•	costs of recruiting and retaining qualified personnel;

•	the timing and amount of milestone payments we are required to make under our license agreements;

•	time and costs involved in obtaining regulatory approvals; and

•	costs of filing, prosecuting, defending, and enforcing patent claims and other intellectual property rights.

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

AEVI GENOMIC MEDICINE, INC. AND ITS SUBSIDIARY

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 9, 2017	AEVI GENOMIC MEDICINE, INC.

	By:	/s/ Michael F. Cola
Michael F. Cola
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 9, 2017	By:	/s/ Brian D. Piper
Brian D. Piper
Chief Financial Officer and Corporate Secretary
(Principal Financial Officer)

-17-