Form 10-Q
period 2017-09-30
Aevi Genomic Medicine, Inc.
filed 2017-11-02
CIK 1138776

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☑
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

As of October 26, 2017, the registrant had 59,332,265 shares of common stock, $0.0001 par value, outstanding.

AEVI GENOMIC MEDICINE, INC.
FORM 10-Q
TABLE OF CONTENTS

Unless the context otherwise requires, all references in this Quarterly Report on Form 10-Q to the “Company,” “Aevi Genomic Medicine,” “we,” “us” and “our” refer to Aevi Genomic Medicine, Inc., a Delaware corporation organized on January 27, 2000, and its wholly-owned subsidiaries, Medgenics Medical (Israel) Ltd. and neuroFix, LLC. We use the Aevi Genomic Medicine logo as a trademark in the United States and elsewhere. All other trademarks or trade names referred to in this document are the property of their respective owners.

i

AEVI GENOMIC MEDICINE, INC. AND ITS SUBSIDIARY

PART I - FINANCIAL INFORMATION

ITEM 1. - Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	September 30, 2017	December 31, 2016
	Unaudited	Audited
ASSETS

CURRENT ASSETS:

Cash and cash equivalents	$14,960	$39,838
Prepaid expenses and other current assets	954	335

Total current assets	15,914	40,173

LONG-TERM ASSETS:

Restricted lease deposits	11	11
Property and equipment, net	97	377
Other long-term assets	927	-

Total long-term assets	1,035	388

Total assets	$16,949	$40,561

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:

Trade payables	$3,481	$137
Other accounts payable and accrued expenses	3,376	5,446

Total current liabilities	6,857	5,583

Total liabilities	6,857	5,583

STOCKHOLDERS’ EQUITY:

Common stock - $0.0001 par value; 100,000,000 shares authorized; 37,110,043 shares issued and outstanding at September 30, 2017; 37,112,343 shares issued and 37,103,843 shares outstanding at December 31, 2016	$4	$4
Additional paid-in capital	217,907	215,008
Accumulated deficit	(207,819)	(180,034)

Total stockholders’ equity	10,092	34,978

Total liabilities and stockholders’ equity	$16,949	$40,561

The accompanying notes are an integral part of the condensed consolidated financial statements.

AEVI GENOMIC MEDICINE, INC. AND ITS SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)

	Nine months ended September 30,		Three months ended September 30,
	2017	2016	2017	2016
	Unaudited		Unaudited
Research and development expenses	$19,913	$23,417	$6,299	$7,725
Less: Participation by Office of Chief Scientist	-	(196)	-	(196)
General and administrative expenses	7,627	10,178	2,270	3,042

Operating loss	(27,540)	(33,399)	(8,569)	(10,571)
Financial (expense) / income	(15)	(6)	(36)	14

Loss before taxes	(27,555)	(33,405)	(8,605)	(10,557)

Taxes	-	16	-	13

Net loss	$(27,555)	$(33,421)	$(8,605)	$(10,570)

Basic and diluted loss per share	$(0.74)	$(0.97)	$(0.23)	$(0.29)
Weighted average number of common stock used in computing basic and diluted loss per share	37,109,455	34,510,787	37,110,043	37,080,789

The accompanying notes are an integral part of the condensed consolidated financial statements.

AEVI GENOMIC MEDICINE, INC. AND ITS SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine months ended September 30,
	2017	2016
	Unaudited

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(27,555)	$(33,421)
Adjustments to reconcile loss to net cash used in operating activities:
Depreciation	96	230
Loss on disposal of property and equipment	32	-
Stock-based compensation	2,650	6,187
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(619)	158
Trade payables	3,344	(704)
Other accounts payable and accrued expenses	(2,852)	2,286
Restricted lease deposits	-	(7)
Net cash used in operating activities	$(24,904)	$(25,271)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	$-	$(260)
Proceeds from sale of property and equipment	152	-
Net cash provided by (used in) investing activities	$152	$(260)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of shares, net	$-	$19,562
Proceeds from exercise of options and warrants	19	162
Deferred offering costs	(145)	-
Net cash (used in) provided by financing activities	$(126)	$19,724

Decrease in cash and cash equivalents	(24,878)	(5,807)

Balance of cash and cash equivalents at the beginning of the period	39,838	53,064

Balance of cash and cash equivalents at the end of the period	$14,960	$47,257

Supplemental disclosure of non-cash flow information:
Cash paid during the period for taxes	$-	$16
Offering costs incurred but not paid	782	-

The accompanying notes are an integral part of the condensed consolidated financial statements.

AEVI GENOMIC MEDICINE, INC. AND ITS SUBSIDIARY

NOTES TO THE FINANCIAL STATEMENTS
(In thousands, except share and per share data)

NOTE 1:- GENERAL

a.	Aevi Genomic Medicine Inc. (the “Company”) was incorporated in January 2000 in Delaware as Medgenics, Inc. The Company has a wholly-owned subsidiary, Medgenics Medical Israel Ltd. (the “Subsidiary”), which was incorporated in Israel in March 2000. The Company is a clinical stage biopharmaceutical company with an emphasis on genomic medicine.

Since October 21, 2016 the Company’s common stock (the “Common Stock”) has been traded on the NASDAQ Global Market.

b.	As reflected in the accompanying financial statements, the Company incurred a net loss and negative cash flow from operating activities for the nine-month period ended September 30, 2017 of $27,555 and $24,904, respectively. The accumulated deficit as of September 30, 2017 was $207,819. As of September 30, 2017, the Company had cash and cash equivalents of $14,960, which it believes together with the proceeds from the offering discussed in Note 7, will provide funding for its operations through at least one year after the issuance of the financial statements. The Company and the Subsidiary have not yet generated revenues from product sales.

c.	On August 9, 2017, the Company entered into an agreement with The Children’s Hospital of Philadelphia Foundation (the “CHOP Foundation”) and certain other purchasers (collectively, the “Purchasers”) to purchase from the Company 22,222,222 shares of Common Stock and Warrants exercisable for up to an aggregate of 3,953,904 shares of Common Stock at a purchase price of $1.26 per share of Common Stock and accompanying Warrants (the “Offering”). The Offering was consummated on October 17, 2017. See Note 7: Subsequent Events.

NOTE 2:- SIGNIFICANT ACCOUNTING POLICIES

a.	The accompanying unaudited condensed financial statements of the Company, have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and the rules of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the audited financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2016 (“2016 Form 10-K”) as filed with the SEC. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements that would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year as reported in the 2016 Form 10-K have been omitted.

b.	Recently issued accounting pronouncements:

In 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which defines management’s responsibility to assess an entity’s ability to continue as a going concern, and to provide related footnote disclosures. The Company adopted this standard as of December 31, 2016. Management has concluded that as of the date of this Quarterly Report Form 10-Q, including the net proceeds that the Company received from the Offering discussing in Note 7 – Subsequent Events, that the Company has sufficient resources to continue as a going concern through one year after the issuance of the financial statements. See, “Note 3: – Liquidity Risks and Management Plans.”

AEVI GENOMIC MEDICINE, INC. AND ITS SUBSIDIARY

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

NOTE 3:- LIQUIDITY RISKS AND MANAGEMENT’S PLANS

The Company has financed its operations primarily through issuance of equity and grants from other third parties. As of September 30, 2017, the Company had cash and cash equivalents of $14,960 and liabilities of $6,857.

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

The Company expects to continue to incur operating losses in the future and require additional capital to further advance its programs, if warranted by the results of its clinical trials, and support its operations. Management has concluded that as of the date of this Quarterly Report Form 10-Q, including the net proceeds that the Company received from the Offering discussed in Note 7 – Subsequent Events, that the Company has sufficient resources to continue as a going concern through at least one year after the issuance of the financial statements.

NOTE 4:- COMMITMENTS AND CONTINGENCIES

In November 2014, the Company entered into a research agreement with the Children’s Hospital of Philadelphia (“CHOP”). Under the terms of the agreement, the Company agreed to sponsor research at CHOP with respect to the recruitment and genetic analysis of patients with rare diseases to accelerate discovery of diagnostic and therapeutic targets.

CHOP granted the Company options over certain intellectual property created in the course of the research. The initial term of the Research Agreement was one year. The Company had the unilateral right to extend the term of the Research Agreement for an additional two-year term beyond the initial term and to provide additional funding for such an extension.

AEVI GENOMIC MEDICINE, INC. AND ITS SUBSIDIARY

In June 2017, the Company extended the term of the CHOP Research Agreement for an additional period through June 2019. Per the terms of the extension, the Company is obligated to pay CHOP $5,937 in 2018 and $2,375 in 2019.

NOTE 5:- STOCKHOLDERS’ EQUITY

a.	Issuance of stock options and warrants to employees and directors:

A summary of the Company’s activity for options and warrants granted to employees and directors is as follows:

	Nine months ended September 30, 2017
	Number of options and warrants	Weighted average exercise price	Weighted average remaining contractual terms (years)	Aggregate intrinsic value
Outstanding at December 31, 2016	10,433,396	$5.78	6.08	$3,383

Granted	3,152,900	$2.65

Exercised	(6,200)	$3.14

Forfeited	(2,373,028)	$7.69

Outstanding at September 30, 2017	11,207,068	$4.49	6.70	$-

Vested and expected to vest at September 30, 2017	11,207,068	$4.49	6.70	$-

Exercisable at September 30, 2017	6,774,511	$5.15	5.04	$-

As of September 30, 2017, there was $6,438 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted to employees and directors. That cost is expected to be recognized over a weighted-average period of 2.10 years.

AEVI GENOMIC MEDICINE, INC. AND ITS SUBSIDIARY

b.	Issuance of options and warrants to consultants:

A summary of the Company’s activity for warrants and options granted to consultants is as follows:

	Nine months ended September 30, 2017
	Number of options and warrants	Weighted average exercise price	Weighted average remaining contractual terms (years)	Aggregate intrinsic value
Outstanding at December 31, 2016	390,821	$6.95	1.43	$114

Granted	-	$-

Exercised	-	$-

Forfeited	(220,541)	$9.02

Outstanding at September 30, 2017	170,280	$4.27	1.69	$-

Vested and expected to vest at September 30, 2017	170,280	$4.27	1.69	$-

Exercisable at September 30, 2017	153,613	$4.21	1.19	$-

As of September 30, 2017, there was a de minimis amount of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted to consultants. That cost is expected to be recognized over a weighted-average period of 0.06 years.

c.	Stock-based compensation expense:

Compensation expense related to warrants and options granted to employees, directors and consultants was recorded in the Consolidated Statement of Operations in the following line items:

	Nine months ended September 30,		Three months ended September 30,
	2017	2016	2017	2016
Research and development expenses	$1,230	$2,197	$465	$711
General and administrative expenses	1,420	3,990	410	1,213
	$2,650	$6,187	$875	$1,924

AEVI GENOMIC MEDICINE, INC. AND ITS SUBSIDIARY

d.	Summary of shares to be issued upon exercise of options and warrants:

A summary of shares to be issued upon exercise of all the options and warrants, segregated into ranges, as of September 30, 2017 is presented in the following table:

		As of September 30, 2017
Options / Warrants	Exercise price per share ($)	Shares to be issued upon exercise of options and warrants outstanding	Shares to be issued upon exercise of options and warrants exercisable	Weighted average remaining contractual terms of options and warrants (in years)
Options:
Granted to employees and directors
	1.07-2.66	2,028,000	60,000	9.7
	3.14-5.07	6,061,900	4,157,334	6.1
	5.10-10.80	3,117,168	2,557,177	5.9
		11,207,068	6,774,511

Granted to consultants
	4.82-5.13	45,280	28,613	4.4
Total shares to be issued upon exercise of options		11,252,348	6,803,124

Warrants:

Granted to consultants	3.76-4.99	125,000	125,000	0.7

Granted to investors	6.78	3,124,319	3,124,319	0.4

Total shares to be issued upon exercise of warrants		3,249,319	3,249,319

Total shares to be issued upon exercise of options and warrants		14,501,667	10,052,443

AEVI GENOMIC MEDICINE, INC. AND ITS SUBSIDIARY

NOTE 6:- LOSS PER SHARE

The Company computes basic net loss per share by dividing net loss by the weighted average number of shares outstanding, which includes stock issued and outstanding. The Company computes diluted net loss per share by dividing net loss by the weighted average number of shares and potential shares from outstanding stock options. Since the Company had a net loss for all periods presented, the effect of all potentially dilutive securities is anti-dilutive. Accordingly, basic and diluted net loss per share is the same for the nine and three months ended September 30, 2017 and 2016.

The following table presents anti-dilutive shares for the nine and three months ended September 30, 2017 and 2016:

	Nine months ended September 30,		Three months ended September 30,
	2017	2016	2017	2016
Weighted-average anti-dilutive shares related to:
Outstanding stock options	11,082,147	10,609,137	11,168,048	11,289,029
Outstanding warrants	4,277,651	6,202,667	3,250,384	4,909,393
	15,359,798	16,811,804	14,418,432	16,198,422

NOTE 7: - SUBSEQUENT EVENTS

Special Stockholder Meeting

On October 17, 2017, the Company held its previously announced special meeting of stockholders (the “Special Meeting”). At the Special Meeting, the Company’s stockholders of record as of September 5, 2017 voted to approve (i) the  issuance by the Company of shares of its common stock, $0.0001 par value per share (the “Common Stock”), accompanying warrants to purchase shares of Common Stock (the “Warrants”) and the shares of Common Stock issuable upon exercise of the Warrants (the “Warrant Shares”), pursuant to and in accordance with the terms of the private placement financing transaction contemplated by a securities purchase agreement, dated August 9, 2017 (Proposal No. 1), (ii) an amendment to the Company’s Amended and Restated Certificate of Incorporation to increase the total number of authorized shares of Common Stock from 100,000,000 shares to 200,000,000 shares (Proposal No. 2) and (iii) to adjourn the Special Meeting, if necessary, to solicit additional proxies, in the event that there were not sufficient votes at the time of the Special Meeting to approve Proposal No. 1 or Proposal No. 2.

PIPE Offering

At the Special Meeting, prior to the consummation of the Offering (as defined below), the Company obtained stockholder approval for the Offering (as outlined above in Proposal No. 1), pursuant to the requirements of Nasdaq Listing Rule 5635.

Subsequent to the balance sheet date, on October 17, 2017, the Company sold an aggregate of 22,222,222 shares (the “Shares”) of its Common Stock, and Warrants exercisable for up to an aggregate of 3,953,904 shares of Common Stock at a purchase price of $1.26 per share of Common Stock and accompanying Warrants in the Offering to The CHOP Foundation as the lead purchaser and certain other existing institutional and accredited investors (collectively, the “Purchasers”) pursuant to that certain securities purchase agreement dated as of August 9, 2017 (the “Purchase Agreement”). Each Purchaser will receive a Warrant exercisable to purchase a pro rata amount of shares of Common Stock (based on the shares of Common Stock purchased in the Offering) at a purchase price of $2.84 per share of Common Stock, which will expire five years after the date of issuance. In addition, the CHOP Foundation has committed to provide up to an additional $5,000 of equity financing through June 30, 2018, subject to certain terms and conditions.

The aggregate gross proceeds from the Offering are approximately $28,000 and net proceeds after estimated offering expenses of approximately $27,000. The Company intends to use the net proceeds from the Offering primarily to further the development of its two lead clinical programs, to support its ongoing collaboration with The Children’s Hospital of Philadelphia, to develop other product candidates and for general corporate purposes.

In connection with the Offering, the Company entered into a registration rights agreement (the “Registration Rights Agreement”) with the Purchasers. Pursuant to the Registration Rights Agreement, the Company agreed to prepare and file a registration statement (the “Resale Registration Statement”) with the SEC within 60 days after the closing of the Offering for purposes of registering the resale of the Shares and the shares of Common Stock issuable upon exercise of the Warrants. The Company also agreed to use commercially reasonable efforts to cause the Resale Registration Statement to be declared effective by the SEC within 90 days after the closing of the Offering (120 days in the event the Resale Registration Statement is reviewed by the SEC). The Company also granted the Purchasers certain demand and piggyback registration rights. The Company also agreed, among other things, to indemnify the selling holders under the registration statements from certain liabilities and to pay all fees and expenses incident to the Company’s performance of or compliance with the Registration Rights Agreement.

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

AEVI-001 (mGluR+ ADHD and 22q Deletion Syndrome)

Our lead program, AEVI-001, is an oral, non-stimulant glutamatergic neuromodulator which completed a Phase 2/3 trial (SAGA) in adolescent Attention Deficit Hyperactivity Disorder, ADHD, patients with specific mutations in their mGluR gene network, which we refer to as mGluR+ ADHD, in the first quarter of 2017. Although AEVI-001 did not meet the primary endpoint of reduction on the ADHD rating scale (ADHD-RS) compared to placebo, in the SAGA trial, the drug did demonstrate statistically significant and clinically meaningful improvement compared to placebo in a pre-specified responder analysis of ADHD-RS improvement of 30% or more [ADHD-RS reduction of 17.6, p < .005]. In a second pre-specified responder analysis of Clinical Global Impression of Improvement scale (CGI-I), a key secondary endpoint, AEVI-001 demonstrated a statistically significant and clinically meaningful improvement compared to placebo [57% of patients treated with AEVI-001 achieved a score of much improved or very much improved compared to 33% on placebo, p=0.0155]. Additionally, the safety analysis demonstrated that AEVI-001 was well tolerated at all doses, and the majority of adverse events were generally mild to moderate in severity. There were no serious adverse events.

Subsequent analysis of responder data from a subset of genomically identified patients in the SAGA trial was since identified nine genes that appear to be predictive of clinically meaningful and statistically significant response on the ADHD-RS scales and CGI-I scales. These genes include certain glutamate metabotropic receptors and neurodevelopmental genes that are found in approximately 10% of pediatric ADHD patients.

One of the neurodevelopmental genes, contactin-4 (CNTN4), previously identified as being important in Autism Spectrum Disorder (ASD) representing approximately 5% of the overall pediatric ADHD patient population. The CNTN4 mutation phenotype is relatively severe, with an increased prevalence of emotional dysregulation, which includes issues related to anger control, risk taking, and inappropriate movements and sounds. All (100%) of the CNTN4 mutation positive patients on treatment (n=6) had clinically meaningful and statistically significant response to therapy with AEVI-001 [ADHD-RS reduction of 20.8, p=0.03].

Importantly, these results clarify a path forward for the continued development of AEVI-001 in ADHD, as well as in other potential neurodevelopmental disorders, including but not limited to ASD and Pediatric Generalized Anxiety Disorder. We have initiated a Phase 2 trial in CNTN4 mutation positive ADHD (“CNTN4+ ADHD”) (PART A) to confirm genetic responders to AEVI-001. Patient screening began in the third quarter of 2017 and data is expected by mid-2018. We also intend to initiate work on CNTN4+ in ASD to better define the patient phenotype and design a proof-of-concept study to begin in H1 2018.

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

An 8-week Phase Ib proof-of-concept study has been initiated at CHOP, with the goal of enrolling up to 12 patients with a Pediatric Onset Crohn’s disease diagnosis that are refractory to treatment with TNF-α inhibitors, with or without a DcR3 mutation. Active recruitment for the trial is underway. The endpoints of the trial will include endoscopic evaluation, Crohn’s Disease Activity Index ratings and safety. Initial data from the proof-of-concept study is expected by mid-2018, at which point we will make a determination on our option to license exclusive rights to the Antibody for further development. The identification and recruitment of patients into the proof-of-concept study has been challenging. The ability to produce initial data by mid-2018 is highly dependent on timely recruiting; thus, continued difficulties in recruitment could cause a delay in the delivery of initial data for the program. In an effort to address the recruitment challenges, we are currently initiating three additional trial sites for the program.

Recent Developments

Special Stockholder Meeting

On October 17, 2017, we held our previously announced special meeting of stockholders (the “Special Meeting”). At the Special Meeting, our stockholders of record as of September 5, 2017, voted to approve (i) the issuance by us of shares of our common stock, $0.0001 par value per share (the “Common Stock”), accompanying warrants to purchase shares of Common Stock (the “Warrants”) and the shares of Common Stock issuable upon exercise of the Warrants (the “Warrant Shares”), pursuant to and in accordance with the terms of the private placement financing transaction contemplated by a securities purchase agreement, dated August 9, 2017 (Proposal No. 1), (ii) an amendment to our Amended and Restated Certificate of Incorporation to increase the total number of authorized shares of Common Stock from 100,000,000 shares to 200,000,000 shares (Proposal No. 2) and (iii) to adjourn the Special Meeting, if necessary, to solicit additional proxies, in the event that there were not sufficient votes at the time of the Special Meeting to approve Proposal No. 1 or Proposal No. 2.

PIPE Offering

At the Special Meeting, prior to the consummation of the Offering (as defined below), we obtained stockholder approval for the Offering (as outlined above in Proposal No. 1), pursuant to the requirements of Nasdaq Listing Rule 5635.

On October 17, 2017, we sold an aggregate of 22,222,222 shares (the “Shares”) of our Common Stock, and Warrants exercisable for up to an aggregate of 3,953,904 shares of Common Stock at a purchase price of $1.26 per share of Common Stock and accompanying Warrants (the “Offering”) to the Children’s Hospital of Philadelphia Foundation (the “CHOP Foundation”) as the lead purchaser and certain other existing institutional and accredited investors (collectively, the “Purchasers”) pursuant to that certain securities purchase agreement dated as of August 9, 2017 (the “Purchase Agreement”). Each Purchaser will receive a Warrant exercisable to purchase a pro rata amount of shares of Common Stock (based on the shares of Common Stock purchased in the Offering) at a purchase price of $2.84 per share of Common Stock, which will expire five years after the date of issuance. In addition, the CHOP Foundation has committed to provide up to an additional $5.0 million of equity financing through June 30, 2018, subject to certain terms and conditions.

The aggregate gross proceeds from the Offering are approximately $28.0 million and net proceeds after estimated offering expenses of approximately $27.0 million. We intend to use the net proceeds from the Offering primarily to further the development of our two lead clinical programs, to support our ongoing collaboration with The Children’s Hospital of Philadelphia, to develop other product candidates and for general corporate purposes.

In connection with the Offering, we entered into a registration rights agreement (the “Registration Rights Agreement”) with the Purchasers. Pursuant to the Registration Rights Agreement, we agreed to prepare and file a registration statement (the “Resale Registration Statement”) with the SEC within 60 days after the closing of the Offering for purposes of registering the resale of the Shares and the shares of Common Stock issuable upon exercise of the Warrants. We also agreed to use commercially reasonable efforts to cause the Resale Registration Statement to be declared effective by the SEC within 90 days after the closing of the Offering (120 days in the event the Resale Registration Statement is reviewed by the SEC). We also granted the Purchasers certain demand and piggyback registration rights. We also agreed, among other things, to indemnify the selling holders under the registration statements from certain liabilities and to pay all fees and expenses incident to our performance of or compliance with the Registration Rights Agreement.

Financial Operations Overview

We have generated significant losses to date, and we expect to continue to generate losses as we progress towards the commercialization of our product candidates. We incurred net losses of approximately $27.56 million for the nine-month period ended September 30, 2017. As of September 30, 2017, we had stockholders’ equity of approximately $10.09 million. As of September 30, 2017, we had cash and cash equivalents of $14.96 million. We believe that cash on hand, including the net proceeds from the Offering (as described above), will be sufficient to enable us to fund our operating expenses and capital expenditure requirements into early 2019. We are unable to predict the extent of any future losses or when we will become profitable, if at all.

Our management has concluded that as of the date of this Quarterly Report on Form 10-Q, including the net proceeds that we received from the Offering, we have sufficient resources to continue as a going concern through at least one year after the issuance of the financial statements contained herein.

Since our inception, we have obtained funds primarily from the issuance of common stock and convertible securities. If we raise additional funds through strategic collaborations and alliances or licensing arrangements with third parties, which may include existing collaboration partners, we may have to relinquish valuable rights to our technologies or product candidates, including AEVI-001 and AEVI-002, or grant licenses on terms that are not favorable to us. In addition, we anticipate that we will continue to issue equity and/or debt securities as a source of liquidity. There can be no assurance, however, that we will be successful in obtaining such financing in sufficient amounts, on terms acceptable to us, or at all. Any future sales of securities to finance operations will dilute existing stockholders’ ownership. We cannot guarantee when or if we will generate positive cash flow. If we are unable to successfully raise sufficient additional capital, through future financings or through strategic and collaborative arrangements, we will not have sufficient cash to fund additional trials and future operations.

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

General and Administrative Expense

General and administrative expense consists primarily of salaries and other related costs, including stock-based compensation expense, for persons serving as our directors and in our executive, finance and accounting functions. Other general and administrative expense includes facility-related costs not otherwise included in research and development expense and professional fees for legal services and accounting services.

Results of Operations for the Nine Months Ended September 30, 2017 and 2016

Research and Development Expenses

Research and development expenses for the nine months ended September 30, 2017 were $19.91 million decreasing from $23.42 million for the same period in 2016 mainly due to decreased costs following the closure of our operations in Israel of $2.50 million and decreasing clinical trial/development activities.

General and Administrative Expenses

General and administrative expenses for the nine months ended September 30, 2017 were $7.63 million, decreasing from $10.18 million for the same period in 2016 primarily due to severance benefits recorded in 2016 related to the termination of an officer of $1.0 million and decreased stock-based compensation expense related to options which have fully vested of $2.0 million.

Financial Income and Expenses

Financial income and expense for the nine months ended September 30, 2017 and 2016 were de minimis.

Results of Operations for the Three Months Ended September 30, 2017 and 2016

Research and Development Expenses

Research and development expenses for the three months ended September 30, 2017 were $6.30 million decreasing from $7.73 million for the same period in 2016 mainly related to decreasing clinical trial/development activities.

General and Administrative Expenses

General and administrative expenses for the three months ended September 30, 2017 were $2.27 million, decreasing from $3.04 million for the same period in 2016 mainly due to decreased costs following the closure of our operations in Israel and stock-based compensation expense related to options which have fully vested.

Financial Income and Expenses

Financial income and expense for the three months ended September 30, 2017 and 2016 were de minimis.

Liquidity and Capital Resources

Sources of Liquidity

We have financed our operations primarily through issuance of equity.

Cash Flows

We had cash and cash equivalents of $14.96 million at September 30, 2017 and $39.84 million at December 31, 2016. The decrease in our cash balance during the nine months ended September 30, 2017 was primarily related to funding operations and advancing our AEVI-001 program.

Net cash used in operating activities of $24.90 million for the nine months ended September 30, 2017 and $25.27 million for the nine months ended September 30, 2016 primarily reflected our cash expenses for our operations.

Net cash provided by and used in investing activities for the nine months ended September 30, 2017 and 2016 were de minimis.

Net cash used in financing activities for the nine months ended September 30, 2017 was de minimis compared to $19.72 million provided by financing activities for the nine months ended September 30, 2016 related to the completion of a registered public offering of our equity.

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

Without taking into account any revenue we may receive as a result of licensing or other commercialization agreements we may enter into, we believe that cash on hand, including the proceeds from the Offering (as described above), will be sufficient to enable us to fund our operating expenses and capital expenditure requirements into early 2019. We have based this estimate on assumptions that may prove to be wrong, and we could use our available resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our current and anticipated clinical trials.

We do not anticipate that we will generate revenue from the sale of products for several years or more given the uncertainty of drug development. As discussed elsewhere in this Quarterly Report Form on 10-Q, we recently completed the Offering which provided approximately $27.0 million of net proceeds to us. In the absence of additional funding or adequate funding from licensing or commercialization agreements, we expect our continuing operating losses to result in decreases in our cash balances. Absent significant corporate collaboration and licensing arrangements, we will need to finance our future cash needs through additional public or private equity offerings or debt financings. Other than the commitment from the CHOP Foundation, we do not currently have any commitments for future external funding. We may need to raise additional funds more quickly if one or more of our assumptions prove to be incorrect or if we choose to expand our product development efforts more rapidly than we presently anticipate, and we may decide to raise additional funds even before we need them if the conditions for raising capital are favorable. We may seek to encourage holders of our warrants to exercise, sell additional equity or debt securities or obtain a bank credit facility. The sale of additional equity or debt securities, if convertible, could result in dilution to our stockholders. The incurrence of indebtedness would result in increased fixed obligations and could also result in covenants that would restrict our operations. If we are unable to successfully raise sufficient additional capital, through future financings or through strategic and collaborative arrangements, we will not have sufficient cash to fund additional clinical trials and future operations.

Our plans include seeking additional investments and commercial agreements to continue our operations. However, there is no assurance that we will be successful in our efforts to raise the necessary capital and/or reach such commercial agreements to continue our planned research and development activities.

Our management has concluded that as of the date of this Quarterly Report on Form 10-Q, including net proceeds that we received from the Offering, we have sufficient resources to continue as a going concern through at least one year after the issuance of the financial statements contained herein.

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

For the purpose of valuing options granted to our employees and directors during the nine months ended September 30, 2017 and 2016, we used the Binomial options pricing model. To determine the risk-free interest rate, we utilized the U.S. Treasury yield curve in effect at the time of grant with a term consistent with the contractual life of our awards. We estimated the expected life of the options granted based on anticipated exercises in the future periods assuming the success of our business model as currently forecast. The expected dividend yield reflects our current and expected future policy for dividends on our common stock. The expected stock price volatility for our stock options was calculated by examining historical volatilities for publicly traded industry peers and blending in our historical volatility. We will continue to analyze the expected stock price volatility as more historical data for our common stock becomes available. After adoption of ASU 2016-09 in the first quarter of 2017, we recognize forfeitures as they occur.

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

ITEM 3. - Quantitative and Qualitative Disclosures about Market Risk

There has been no significant change in our exposure to market risk during the nine months ended September 30, 2017. For a discussion of our exposure to market risk, refer to Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” contained in our Annual Report on Form 10-K for the year ended December 31, 2016.

ITEM 4. - Controls and Procedures

Evaluation of disclosure controls and procedures

As required by Rule 13a-15(b) of the Exchange Act, in connection with the filing of this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2017, the end of the period covered by this report.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the third quarter of 2017, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. - Legal Proceedings

We are not currently a party, as plaintiff or defendant, to any legal proceedings which, individually or in the aggregate, are expected by us to have a material effect on our business, financial condition or results of operation if determined adversely to us.

ITEM 1A. - Risk Factors

The discussion of our business and operations should be read together with the risk factors contained in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 which describe various risks and uncertainties to which we are or may become subject. These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner. Except as disclosed below, there have been no material changes to the risk factors set forth in the above-referenced filing as of September 30, 2017.

ITEM 2. - Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

None

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None

ITEM 3. - Defaults Upon Senior Securities

None

ITEM 4. - Mine Safety Disclosures

Not applicable

ITEM 5. - Other Information

None

ITEM 6. - Exhibits

Exhibit No.	Description
4.1	Form of Warrant (previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed August 11, 2017 and incorporated herein by reference).
10.1	Securities Purchase Agreement (previously filed as Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A filed on September 8, 2017 and incorporated herein by reference).
10.2	Registration Rights Agreement (previously filed as Appendix B to the Company’s Definitive Proxy Statement on Schedule 14A filed on September 8, 2017 and incorporated herein by reference).
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
101	Interactive Data File (filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 2, 2017	AEVI GENOMIC MEDICINE, INC.

	By:	/s/ Michael F. Cola
Michael F. Cola
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 2, 2017
	By:	/s/ Brian D. Piper
Brian D. Piper
Chief Financial Officer and Corporate Secretary
(Principal Financial Officer)

