Form 10-K
period 2017-12-31
Aevi Genomic Medicine, Inc.
filed 2018-03-13
CIK 1138776

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒
		Emerging growth company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of common stock held by non-affiliates of the registrant, computed by reference to the closing price of the registrant’s common stock on The NASDAQ Global Market on June 30, 2017, as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $40.5 million.

As of March 9, 2018, the registrant had 59,337,265 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be issued in conjunction with the registrant’s annual meeting of stockholders to be held in 2018 are incorporated by reference into Part III of this Annual Report on Form 10-K. The proxy statement will be filed by the registrant with the Securities and Exchange Commission not later than 120 days after the end of the registrant’s fiscal year ended December 31, 2017.

AEVI GENOMIC MEDICINE, INC.

TABLE OF CONTENTS

FORM 10-K

-i-

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995, including statements regarding the progress and timing of clinical trials, the safety and efficacy of our product candidates, the goals of our development activities, estimates of the potential markets for our product candidates, estimates of the capacity of manufacturing and other facilities to support our products, our expected future revenues, operations and expenditures and projected cash needs. These statements relate to future events of our financial performance and involve known and unknown risks, uncertainties and other factors that could cause our actual results, levels of activity, performance or achievement to differ materially from those expressed or implied by these forward-looking statements. Those risks and uncertainties include, among others:

•	our ability to obtain additional funding to develop our product candidates;

•	the need to obtain regulatory approval of our product candidates and companion products;

•	the success of our clinical trials through all phases of clinical development;

•	any delays in regulatory review and approval of product candidates in clinical development;

•	our ability to commercialize our product candidates;

•	market acceptance of our product candidates;

•	competition from existing products or new products that may emerge;

•	regulatory difficulties relating to products that have already received regulatory approval;

•	potential product liability claims;

•	our dependency on third-party manufacturers to supply or manufacture our products;

•	our ability to establish or maintain collaborations, licensing or other arrangements;

•	our ability and third parties’ abilities to protect intellectual property rights;

•	compliance with obligations under intellectual property licenses with third parties;

•	our ability to adequately support future growth; and

•	our ability to attract and retain key personnel to manage our business effectively.

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

Unless the context otherwise requires, all references in this Annual Report on Form 10-K to the “Company”, “Aevi Genomic Medicine”, “we,” “us” and “our” refer to Aevi Genomic Medicine, Inc., a Delaware corporation organized on January 27, 2000, and its wholly-owned subsidiaries, Medgenics Medical (Israel) Ltd. and neuroFix, LLC. We use the Aevi Genomic Medicine logo as trademarks in the United States and elsewhere. All other trademarks or trade names referred to in this document are the property of their respective owners.

PART I

ITEM 1	Business.

Overview

We are a clinical stage biopharmaceutical company with an emphasis on identifying the genetic drivers of disease and applying this understanding to the pursuit of differentiated novel therapies primarily for pediatric onset, life-altering diseases, including rare and orphan diseases. We look to find treatments for genetically defined diseases for which there are limited therapeutic options currently available, with a primary focus on pediatric patients. This strategy begins with identifying and genetically validating a therapeutic target and using genomics to guide product development. The strategy also involves identifying and acquiring otherwise abandoned or overlooked drug candidates and matching targets and mechanisms of action to novel genetic discoveries.

We have partnered with the Center for Applied Genomics, or CAG, at The Children’s Hospital of Philadelphia, or CHOP, to implement a genomic medicine driven approach to drug development. Included in the assets at CAG is a fully automated biorepository containing specimens from more than 75,000 pediatric patients and 150,000 relatives of those patients. The sample is highly enriched for rare and orphan diseases and the large majority of patients have been genotyped. Their phenotypes are recorded in a modern electronic health record that is linked to the genomics database and biorepository. The patients in the database have consented to anonymized use of their data for research and follow up contact if needed.

CAG continues to discover important and novel genetic biomarkers by both genome-wide association studies and exome sequencing and analysis of affected individuals and their family members. Such markers not only identify patients with the disease but frequently point to the cause of the disease and suggest targets and feasible intervention strategies that include protein or peptide therapy, monoclonal antibodies, drugs or gene therapy. By working initially in pediatric populations of specific diseases, we can minimize the confounding environmental factors seen in older patients. In addition, the availability of robust genetic biomarkers allows us to design trials that focus on a highly-enriched patient population that we believe is more likely to respond to targeted therapies and further enhance the likelihood of clinical and regulatory success. We believe this will allow us to implement clinical development programs that will lead to higher value medicines that can address critical needs in patients suffering from rare and orphan diseases.

Our Product Pipeline

The following table summarizes the status of our development programs as of the date of this Annual Report:

AEVI-001 (mGluR+ Genetic Subset ADHD)

The lead program from our genomic research collaboration with CHOP is the development candidate AEVI-001, an oral, non-stimulant glutamatergic neuromodulator. Through our acquisition of neuroFix, LLC, or neuroFix, in September 2015, we acquired the rights to develop AEVI-001 (then known as NFC-1), as well as the rights to certain data derived from a clinical trial and other studies of AEVI-001.

The selection of AEVI-001 for development in the mGluR+ ADHD patients was the result of a rational search process conducted to specifically identify therapeutic candidates with a demonstrated ability to modulate glutamate signaling via the mGluR network. The role of glutamate in ADHD and other CNS disorders is supported by recent neuroimaging studies that suggest glutamate levels are abnormal in children with ADHD. These abnormalities appear to be concentrated in the anterior singular cortex region of the brain, as evidenced by volumetric and functional magnetic resonance imagery studies, as well as targeted studies of magnetic resonance spectroscopy. Additional supportive evidence for targeting glutamate modulation is provided by genetic studies that have identified mutations in glutamatergic genes that are enriched in children with ADHD.

Our ADHD Opportunity

We are developing AEVI-001 to treat a sub-population of ADHD patients who have genetic mutations that disrupt the mGluR network, resulting in glutamate imbalance. ADHD is one of the most common childhood neurodevelopmental disorders of childhood. In the United States, the Center for Disease Control estimates that 6.4 million children 4-17 years of age (11%) have been diagnosed with ADHD. It is usually first diagnosed in childhood and often lasts into adulthood. Approximately 25% of ADHD patients are mGluR mutation positive, thereby representing approximately 1.5 million pediatric and 2.5 million adult patients in the United States. Based on pricing assumptions of currently available ADHD therapies, as well as established compliance and adherence rates, this equates to a potential $2 billion to $3 billion market opportunity for the drug.

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

Prevalence of mGluR Network Mutations

To examine the prevalence of mGluR network mutations in the broader pediatric and adolescent ADHD populations, we conducted a large-scale non-interventional phenotype/genotype study at 32 sites across the United States. The study genotyped 1,876 ADHD patients aged 6-17 years, with 420 children and adolescents being mGluR+ (22.4%). A higher prevalence (75/292, 26%) was seen in patients aged 6-12 years than patients aged 13-17 years (344/1584, 21%). The data also showed that patients with the mGluR mutations had significantly higher prevalence of symptoms associated with inappropriate movements, disruptive behavior, and anger control.

mGluR Network Mutations Highly Predictive of ADHD

A study genotyped 3,445 ADHD patients from the CHOP Psychiatry and Behavioral Sciences Clinics to classify the prevalence of copy number variation mGluR+ mutations and the proportion of those patients who had already been diagnosed with ADHD. The research demonstrated the association between the excitatory glutamate neurotransmitter in the brain, mutations in the mGluR pathway, and ADHD in pediatric patients who possess these mutations. The study also clearly demonstrated the highly predictive capabilities of the genetic biomarker, as demonstrated by the fact that 98% of the patients with the identified mGluR network mutations had a positive diagnosis of ADHD (the study was conducted on a blinded basis). We believe the genomic validation for AEVI-001 addresses a key inefficiency in the current ADHD diagnosis and treatment paradigm and may lead to improved safety and ultimately a personalized approach to treatment.

Development of AEVI-001 in mGluR+ Genetic Subset ADHD

AEVI-001 completed a Phase 2/3 trial (which we refer to as the SAGA trial) in adolescent ADHD patients with specific mutations in their mGluR gene network, which we refer to as mGluR+ ADHD, in the first quarter of 2017. Although AEVI-001 did not meet the primary endpoint of reduction on the ADHD rating scale (ADHD-RS) compared to placebo, in the SAGA trial, the drug did demonstrate statistically significant and clinically meaningful improvement compared to placebo in a pre-specified responder analysis of ADHD-RS improvement of 30% or more [ADHD-RS reduction of 17.6, p < .005]. In a second pre-specified responder analysis of Clinical Global Impression of Improvement scale (CGI-I), a key secondary endpoint, AEVI-001 demonstrated a statistically significant and clinically meaningful improvement compared to placebo [57% of patients treated with AEVI-001 achieved a score of much improved or very much improved compared to 33% on placebo, p=0.0155]. Additionally, the safety analysis demonstrated that AEVI-001 was well tolerated at all doses and the majority of adverse events were generally mild to moderate in severity. There were no serious adverse events.

Subsequent analysis of responder data from a subset of genomically identified patients in the SAGA trial identified nine genes (genetic subset) that appear to be predictive of clinically meaningful and statistically significant response on the ADHD-RS scales and CGI-I scales. These genes include certain glutamate metabotropic receptors and neurodevelopmental genes that are found in approximately 10% of pediatric ADHD patients.

One of the neurodevelopmental genes, contactin-4 (CNTN4), has been previously identified as being important in Autism Spectrum Disorder (ASD) representing approximately 5% of the overall pediatric ADHD patient population. The CNTN4 mutation phenotype is relatively severe, with an increased prevalence of emotional dysregulation, which includes issues related to anger control, risk taking, and inappropriate movements and sounds. All of the CNTN4 mutation positive (CNTN4+) patients on treatment (n=6, 100%) had clinically meaningful and statistically significant response to therapy with AEVI-001 [ADHD-RS reduction of 20.8, p=0.03].

Importantly, these results clarify a path forward for the continued development of AEVI-001 in ADHD, as well as in other potential neurodevelopmental disorders, including but not limited to ASD and Pediatric Generalized Anxiety Disorder. We have initiated a Phase 2 trial in the mGluR mutation positive genetic subset ADHD (“mGluR+ Genetic Subset ADHD”) to confirm genetic responders to AEVI-001. Patient screening began in the third quarter of 2017 and data is expected by mid-2018.

In the United States, mGluR+ Genetic Subset ADHD represents approximately 10% of ADHD patients, estimated at 600,000 pediatric and 1.5 million adult. Based on pricing assumptions of currently available ADHD therapies, as well as established compliance and adherence rates, this equates to a potential $2 billion to $3 billion market opportunity for AEVI-001.

Diagnostic Development in ADHD

As part of our precision medicine strategy, Aevi is looking to develop and commercialize novel diagnostic tests to support therapies in development.  For AEVI-001, Aevi is developing a stand-alone diagnostic to be used as an aid in the diagnosis of ADHD in patients aged 6-17, based on the discovery that mutations in the mGluR network are highly associated with ADHD.  Aevi has engaged the US FDA on seeking a path to clearance for the diagnostic test.  In addition to providing valuable information for the diagnosis of pediatric patients with mGluR+ ADHD, the diagnostic would support pre-identification of patients for future clinical trials in ADHD.

Previous Study of AEVI-001

The originator company for AEVI-001, Nippon Shinyaku, conducted research showing the ability of AEVI-001 to cross the blood-brain barrier and ameliorate cognitive impairment in animal behavioral models, at concentrations achievable in humans. AEVI-001 was shown to have a compelling pharmacokinetic and metabolic profile and to be a pan-selective activator and modulator of multiple mGluRs. Nippon Shinyaku studied AEVI-001 in vascular dementia, where approximately 1,000 adult patients were exposed to AEVI-001 for periods up to 12 months, in a development program that progressed to Phase 3. AEVI-001 was shown to be well tolerated with no treatment-emergent serious adverse events in this patient population, but was not effective for the treatment of vascular dementia.

The GREAT Study

A Phase Ib proof of concept trial (which we refer to as the GREAT trial) of AEVI-001 in adolescent patients with ADHD was completed in 2015. The study enrolled 30 adolescents aged 12-17 with severe and genetically confirmed mGluR+ ADHD. Of the 30 enrolled patients, 17 had Tier 1 mGluR mutations, which are mutations in genes in the mGluR receptors or in genes that directly influence mGluR signaling. Seven patients had Tier 2 mutations, which are mutations in genes that encode proteins that influence mGluR. The remaining six patients had more distal Tier 3 mutations, which are mutations in genes that encode proteins that influence Tier 1 and Tier 2 genes.

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

The GREAT study also confirmed the previously observed pharmacokinetic profile of AEVI-001, showing the therapy to be well tolerated with no treatment-related SAEs. Following the conclusion of the study, a majority of patients enrolled in an open label long-term safety study. Full data from the study was presented at the American Academy of Child and Adolescent Psychiatry meeting in October 2015.

Development of AEVI-001 in 22q Deletion Syndrome (22q DS)

We completed work on a signal-finding trial for the treatment of the psychiatric symptoms of 22q Deletion Syndrome (22q DS) in 2017. 22q DS is an orphan, severe autism spectrum disorder with significant co-morbidities. The disease has a prevalence of between 1:2000-1:4000, roughly equivalent with the more recognized Down’s Syndrome. Enrolling patients into the signal-finding study was difficult, with only two patients enrolled by the time the study ended. Due to the limited enrollment, it was not feasible to meaningfully interpret the resulting data, and the program was terminated.

Future Development of AEVI-001 in ASD

We are exploring a development opportunity for AEVI-001 for the treatment of mGluR+ patients with ASD to better define the patient phenotype and intend to initiate work on a proof-of-concept study to begin in the second half of 2018. In 2012, 1 in 68 children were diagnosed with ASD in the United States, increasing from 1 in 150 in 2000. There is a high unmet need for pharmaceutical treatments for ASD as currently approved medications are indicated only for the symptoms of irritability in ASD patients. There are currently limited pharmacotherapy options available to treat ASD.

AEVI-002 (Anti-LIGHT Monoclonal Antibody)

The second program arising out of our genomic research collaboration with CHOP is the development candidate AEVI-002, a first-in-class anti-LIGHT monoclonal antibody, or the Antibody, being developed for use in Pediatric Onset Crohn’s disease. Pediatric Onset Crohn’s disease has a more aggressive phenotype at younger ages. The genomic rationale for the use of anti-LIGHT antibody in Crohn’s disease was validated by CAG research showing the association to a loss of function mutation in decoy receptor 3 (DcR3).

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

An 8-week Phase Ib proof-of-concept study has been initiated at CHOP with the goal of enrolling up to 12 patients with a Pediatric Onset Crohn’s disease diagnosis with most patients being refractory to treatment with TNF-α inhibitors, with or without a DcR3 mutation. The endpoints of the trial will include endoscopic evaluation, Crohn’s Disease Activity Index ratings and safety. Initial data from the proof-of-concept study is expected by year-end 2018, at which point we will make a determination on our option to license exclusive rights to the Antibody for further development. Active recruitment for the trial is underway, although the identification and recruitment of patients into the proof-of-concept study has been extremely challenging, and to date no patients have been enrolled. The ability to produce initial data by year-end 2018 is highly dependent on timely recruiting; thus, continued difficulties in recruitment could cause a delay in the delivery of initial data for the program. In an effort to address the recruitment challenges, we are currently initiating three additional trial sites for the program.

Business Strategy

Our goal is to translate key scientific insights relating to underlying genomic drivers of disease into the development of effective and highly selective therapeutics. To execute our strategy, we intend to:

•	Advance our lead product candidate AEVI-001 through clinical development. AEVI-001, a first-in-class non-stimulant mGluR modulator, is being developed for the treatment of mGluR+ Genetic Subset ADHD. AEVI-001 is currently being studied in a Phase 2 trial to confirm genetic responders to AEVI-001. Patient screening began in the third quarter of 2017 and data is expected by mid-2018.

•	Pursue development of AEVI-001 for various other diseases where our genomic insights suggest it may be an effective therapy. In addition to mGluR+ Genetic Subset ADHD, we intend to develop AEVI-001 for the treatment of certain genetically defined patient subsets with other neurological and neuropsychological indications, including but not limited to ASD.

•	Advance our second clinical candidate AEVI-002 through clinical development. The second program arising out of our genomic research collaboration with CHOP is the development candidate AEVI-002, a first-in-class anti-LIGHT monoclonal antibody being developed for use in Pediatric Onset Crohn’s disease. An 8-week signal finding study at CHOP has been initiated and will enroll up to 12 patients with the DcR3 mutation and a Pediatric Onset Crohn’s disease diagnosis, with most subjects being refractory to treatment with TNF-α inhibitors. Initial data from the proof-of-concept study is expected by year-end 2018, at which point we will make a determination on our option to license exclusive rights to the antibody for further development.

•	Leverage our strategic collaborations to continue to implement a genomic medicine driven approach to drug development. Our strategy is to work closely with our collaborators at CAG to identify populations of need with well-characterized, novel, genetically-defined targets. We then designate an actionable therapeutic development approach based upon the target and the biology and human pathophysiology of the relevant disease and likely clinical and regulatory pathways. The collaboration affords us with unique and proprietary insight into these diseases and allows us to better select therapeutic approaches.

•	Work with experienced third parties in the field of diagnostics. Because we often target genetic alterations that are detectable, companion diagnostics can be developed to identify these alterations. Once we have identified a target, we will initially use existing diagnostic tools to identify patient subsets that we believe will derive increased benefit from our product candidates. As we advance our targets clinically and determine the most important screening criteria, we will develop companion diagnostics as appropriate, with the help of technology partners, to identify patients and support registration and marketing of our product candidates.

•	Opportunistically in-license and acquire novel therapies for the treatment of rare and orphan disease. We plan to leverage our clinical drug development expertise and our relationships in the rare and orphan diseases community to identify and in-license or acquire additional product candidates that we believe have the potential to become novel treatments for diseases with significant unmet medical needs.

•	Potentially seek strategic collaborative relationships while maintaining flexibility in commercializing and maximizing the value of our development programs. We plan to develop and seek regulatory approval for multiple product candidates in our development pipeline. While we may develop these products independently, we still may enter into strategic relationships with biotechnology or pharmaceutical companies to realize the full value of these products.

Intellectual Property

Our goals are to obtain, maintain, and enforce patent and trademark protection for our products, processes, methods, and other proprietary technologies, including the platform collaboration with CHOP and to preserve our trade secrets both in the United States and elsewhere in the world. Our policy is to actively seek to obtain, where appropriate, the broadest intellectual property protection possible for our products, processes and methods that arise from our genomics platform collaboration with CHOP through a combination of contractual arrangements, trade secrets, patents, and trademarks both in the United States and abroad.

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

In addition to neuroFix having issued equity to CHOP in partial consideration for the rights granted under the license agreement (which equity was issued immediately prior to, and subsequently purchased by us in, to the acquisition), CHOP is eligible for certain milestone and royalty payments under the license agreement as further described below:

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

Under the terms of the Research Agreement, we agreed to sponsor research at CHOP with respect to the recruitment and genetic analysis of patients with rare and/or orphan diseases to accelerate discovery of diagnostic and therapeutic targets. In February 2017, we amended the License Agreement. The amendment allows us to extend the period of our exclusive commercial access to the Biobank for rolling two year periods. The cost of each extension is $125,000 per year. In June 2017, we entered into an amendment to the Research Agreement, which extended the Research Agreement through June 30, 2019, for which payments totaling $5.94 million will be due in 2018 and $2.38 million will be due in 2019.

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

Pre-clinical tests include laboratory evaluation of product chemistry formulation and stability, as well as animal and other studies to evaluate toxicity. Under FDA regulations, the results of any pre-clinical testing, together with manufacturing information and analytical data, are submitted to the FDA as part of an IND. Additionally, for certain pediatric products, the sponsor may be required to submit an initial Pediatric Study Plan (discussed below) as a pre-IND submission. The FDA requires a 30-day waiting period after the filing of each IND before clinical trials may begin, in order to ensure that human research patients will not be exposed to unreasonable health risks. At any time during this 30-day period or at any time thereafter, the FDA may halt proposed or ongoing clinical trials, may authorize trials only on specified terms, or may require additional trials. The IND process may become extremely costly and substantially delay development of our products. Moreover, positive results of pre-clinical tests will not necessarily indicate positive results in clinical trials.

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

Before proceeding with a trial, the sponsor may seek a written agreement from the FDA regarding the design, size, and conduct of a clinical trial. This is known as a Special Protocol Assessment, or SPA. Among other things, SPAs can cover clinical trials for pivotal studies whose data will form the primary basis to establish a product’s efficacy. SPAs thus help establish up-front concurrence with the FDA about the adequacy of a clinical trial design to support a regulatory approval, but the agreement is not binding if new circumstances arise. Even if the FDA agrees to a SPA, the agreement may be changed by the sponsor or the FDA on written agreement by either parties, or if a senior FDA official determines that a substantial scientific issue essential to determining the safety or effectiveness of the product was identified after the testing began. There is no guarantee that a study will ultimately be adequate to support an approval, even if the study is subject to a SPA. The FDA retains significant latitude and discretion in interpreting the terms of the SPA and the data and results from any study that is the subject of the SPA.

Pediatric product development is subject to additional FDA regulations, including the Best Pharmaceuticals for Children Act and the Pediatric Research Equity Act, as amended by the FDA Reauthorization Act of 2017, which may impact whether FDA grants orphan designation for pediatric subpopulations of common diseases (discussed below) and could require pediatric studies. Sponsors may be required to submit an initial Pediatric Study Plan (iPSP) before the initiation of any phase 3 studies unless certain exemptions apply. Where a sponsor is required to submit an iPSP, the sponsor must reach an agreement with FDA before submitting a marketing application or supplement. FDA agreement on a iPSP does not guarantee that the study will ultimately be adequate to support an approval.

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

The FDA may, during its review of an NDA or BLA, ask for additional study data. If the FDA does ultimately approve the product, approval may be subject to limitations based on the FDA’s interpretation of the existing pre-clinical and clinical data and the FDA may require post-marketing testing, including potentially expensive Phase 4 studies, to confirm or otherwise further evaluate the safety and effectiveness of the product. The FDA also may require, as a condition to approval or continued marketing of a drug, a REMS to ensure that the benefits of a drug or biologic product outweigh its risks. REMS can include additional educational materials for healthcare professionals and patients such as Medication Guides and Patient Package Inserts, a plan for communicating information to healthcare professionals, and restricted distribution of the product. In addition, the FDA may, in some circumstances, impose restrictions on the use of the product, which may be difficult and expensive to administer and may require prior approval of promotional materials. Following approval, the FDA may require labeling changes or impose new post-approval study, risk management, or distribution restriction requirements.

The FDA has developed four distinct approaches intended to make drugs that address unmet medical needs for serious or life threatening conditions available as rapidly as possible, especially when the drugs are the first available treatment or have advantages over existing treatments: accelerated approval, fast track, breakthrough therapy, and priority review. The FDA requires a manufacturer who receives certain designations to make publicly available its policy for responding to requests for individual patient expanded access.

•	Accelerated Approval. The FDA may grant “accelerated approval” status to drugs or biologics that treat serious or life-threatening illnesses and that provide meaningful therapeutic benefits to patients over existing treatments. Under this pathway, the FDA may approve a product based on surrogate endpoints, or clinical endpoints other than survival or irreversible morbidity. When approval is based on surrogate endpoints or clinical endpoints other than survival or morbidity, the sponsor will be required to conduct additional post-approval clinical trials to verify and describe clinical benefit. Under the agency’s accelerated approval regulations, if the FDA concludes that a product that has been shown to be effective can be safely used only if distribution or use is restricted, it may require certain post-marketing restrictions as necessary to assure safe use. In addition, for products approved under accelerated approval, sponsors will be required to submit all copies of their promotional materials, including advertisements, to the FDA at least thirty days prior to initial dissemination unless otherwise informed by the FDA. After a hearing, the FDA may withdraw a previously granted accelerated approval if, for instance, post-marketing studies fail to verify any clinical benefit, it becomes clear that restrictions on the distribution of the product are inadequate to ensure its safe use, or if a sponsor fails to comply with the conditions of the accelerated approval.

•	Breakthrough Therapy. The FDA may grant “breakthrough therapy” status to drugs or biologics designed to treat, alone or in combination with another drug(s) or biologic(s), a serious or life-threatening disease or condition and for which preliminary evidence suggests a substantial improvement on clinically-meaningful endpoints over existing therapies. Such products need not address an unmet need, but are nevertheless eligible for expedited review if they offer the potential for an improvement over existing therapies. Breakthrough therapy status entitles the sponsor to earlier and more frequent meetings with the FDA regarding the development of nonclinical and clinical data and permits the FDA to offer product development or regulatory advice for the purpose of shortening the potential time to product approval. Breakthrough therapy status does not guarantee that a product will be developed or reviewed more quickly and does not ensure FDA approval.

•	Fast Track. The FDA may grant “fast track” status to drugs or biologics that treat serious diseases or illness and fill an unmet medical need. Fast track is a process designed to expedite the review of such products by providing, among other things, more frequent meetings with the FDA to discuss the product’s development plan, more frequent written correspondence from the FDA about trial design, eligibility for accelerated approval if certain criteria are met, and rolling review, which allows submission of individually completed sections of a NDA or BLA for the FDA’s review before the entire filing is completed. Fast track status does not ensure that a product will be developed more quickly or receive FDA approval more quickly, if at all.

•	Priority Review. The FDA may grant “priority review” status to products that, if approved, would be significant improvements in safety or effectiveness of the treatment, diagnosis or prevention of serious conditions. Priority review is intended to reduce the time it takes for the FDA to review a NDA or BLA.

Additionally, there are various designations available to drugs and biologics which provide a sponsor with incentives to support approval of the product candidate, including, but is not limited to, orphan drug designation and rare pediatric disease designation.

Orphan Drug Designation

Under the U.S. Orphan Drug Act, as amended by the FDA Reauthorization Act of 2017, the FDA may grant orphan drug designation to drugs or biologics intended to treat a “rare disease or condition,” which is defined as having a prevalence of less than 200,000 individuals in the United States. FDA is currently implementing a modernization plan which may include new requirements or procedures that could impact the success of an orphan drug designation request. In certain circumstances, a sponsor may need to demonstrate that the product is clinically superior to a previously-approved drug in order to obtain orphan drug status, and FDA may issue regulations to implement this requirement. These regulations will also affect Rare Pediatric Disease Designation Requests, which were previously exempted from the clinical trial requirements of the Pediatric Research Equity Act; FDA may now require clinical studies in pediatric populations for these requests to obtain orphan drug designation. Orphan drug designation must be requested before submitting a NDA or BLA for the product. The FDA aims to respond to all orphan drug designation requests within 90 days of submission. Orphan drug designation does not shorten the regulatory review and approval process, nor does it provide any advantage in the regulatory review and approval process. However, if an orphan drug later receives approval for the indication for which it has designation, the relevant regulatory authority may not approve any other applications to market the same drug for the same indication, except in very limited circumstances, for seven years in the United States. Although obtaining approval to market a product with orphan drug exclusivity may be advantageous, we cannot be certain:

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

The labeling, advertising, promotion, marketing and distribution of a drug or biologic product also must be in compliance with FDA requirements which include, among others, promotional activities, standards and regulations for direct-to-consumer advertising, promotional activities involving the internet, and industry sponsored scientific and educational activities. In general, all product promotion must be consistent with the labeling approved by the FDA for such product, contain a balanced presentation of information on the product’s uses, benefits, risks, and important safety information and limitations on use, and otherwise not be false or misleading. The FDA has very broad enforcement authority, and failure to abide by these regulations can result in penalties, including the issuance of a warning letter directing a company to correct deviations from regulatory standards and enforcement actions that can include seizures, injunctions and criminal prosecution. Failure to comply with applicable FDA requirements and restrictions also may subject a company to adverse publicity and enforcement action by the FDA, the U.S. Department of Justice, or DOJ, or the Office of the Inspector General of the U.S. Department of Health and Human Services, or HHS, as well as state authorities. This could subject the company to a range of penalties that could have a significant commercial impact, including civil and criminal fines and agreements that materially restrict the manner in which a company promotes or distributes its products.

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

In Vitro Companion Diagnostics

FDA defines an In Vitro, or IVD, companion diagnostic device is as an in vitro diagnostic device that provides information that is essential for the safe and effective use of a corresponding therapeutic product. The use of an IVD companion diagnostic device with a therapeutic product is stipulated in the instructions for use in the labeling of both the diagnostic device and the corresponding therapeutic product, including the label. Such tests include genetic diagnostic tests. Approval of such of treatment with the therapeutic product may be dependent on the approval of an IVD to:

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

Ideally, a therapeutic product and its corresponding IVD companion diagnostic device should be developed contemporaneously, with the clinical performance and clinical significance of the IVD companion diagnostic device established using data from the clinical development program of the corresponding therapeutic product. Many of our current and future product development candidates, including AEVI-001 and AEVI-002, will depend upon co-development of accurate genetic and potentially other IVDs. Thus, we will likely need to comply with both FDA drug and medical device regulations. This adds additional cost and complexity to our development programs. The availability of IVD companion diagnostics can allow more efficient development programs and more appropriate use of products in the marketplace with more predictable outcomes for patients and higher value medicines.

Ultimately FDA approval of the IVD will be required to allow approval of many of our products. However, technical difficulties or other issues could delay or disrupt the development of our products.

HIPAA Requirements

Other federal legislation may affect our ability to obtain certain health information in conjunction with our research activities. We may be subject to data privacy and security regulation by both the federal government and the states in which we conduct our business. The Health Insurance Portability and Accountability Act of 1996, or HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH, and its implementing regulations, imposes requirements relating to the privacy, security and transmission of individually identifiable health information. Among other things, HITECH makes HIPAA’s privacy and security standards directly applicable to “business associates”— independent contractors or agents of covered entities that receive or obtain protected health information in connection with providing a service on behalf of a covered entity. HITECH also increased the civil and criminal penalties that may be imposed against covered entities, business associates and possibly other persons, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorney’s fees and costs associated with pursuing federal civil actions. The 21st Century Cares Act, Pub. L. 114-255, signed into law on December 13, 2016, among other changes, directs HHS to issue new HIPAA guidance which might differ from current regulations. In addition, state laws govern the privacy and security of health information in specified circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts.

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

If a drug or biologic product is reimbursed by Medicare or Medicaid, pricing and rebate programs must comply with, as applicable, the Medicare Modernization Act as well as the Medicaid rebate requirements of the Omnibus Budget Reconciliation Act of 1990, or OBRA, and the Veterans Health Care Act of 1992, or VHCA, each as amended. Among other things, the OBRA imposes certain reporting requirements on pharmaceutical manufacturers and requires pharmaceutical manufacturers to pay rebates on prescription products to state Medicaid programs and empowers states to negotiate rebates on pharmaceutical prices, which may result in prices for our future products that will likely be lower than the prices we might otherwise obtain. If products are made available to authorized users of the Federal Supply Schedule of the General Services Administration, additional laws and requirements apply. Under the VHCA, drug companies are required to offer some products at a reduced price to a number of federal agencies including the U.S. Department of Veterans Affairs and the U.S. Department of Defense, the Public Health Service and some private Public Health Service designated entities in order to participate in other federal funding programs including Medicaid. Participation under the VHCA requires submission of pricing data and calculation of discounts and rebates pursuant to complex statutory formulas, as well as the entry into government procurement contracts governed by the Federal Acquisition Regulation. All of these activities are also potentially subject to federal and state consumer protection, unfair competition, and other laws.

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

Employees

We currently employ 17 full-time employees. None of our employees are represented by a labor union and we have not experienced any strikes or work stoppages. We generally provide our employees with benefits and working conditions beyond the required minimums. We believe our relations with our employees are good.

Additional Information

Aevi Genomic Medicine, Inc., a Delaware corporation was organized on January 27, 2000. Our principal executive offices are located at 435 Devon Park Drive, Suite 715, Wayne, Pennsylvania 19087. Our telephone number is (610) 254-4201.

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

We are a clinical stage biopharmaceutical company and since our inception have been focused on research and development and have not generated any substantial revenues. We have incurred net losses of approximately $34.71 million, $41.90 million and $37.99 million for the years ended December 31, 2017, 2016 and 2015, respectively. As of December 31, 2017, we had stockholders’ equity of approximately $30.62 million. We expect to incur significant expenses and increasing operating losses, as well as negative cash flow from operations, for the foreseeable future, as we continue to expand our research and development and commence commercialization of our potential product candidates. The net losses we incur may fluctuate significantly from quarter to quarter and year to year. It could be several years, if ever, before we have a commercialized product. Our ability to generate revenues from sales of our potential products will depend on:

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

As of December 31, 2017, our cash and cash equivalents were approximately $33.73 million. We believe our existing cash and cash equivalents should be sufficient to meet our operating and capital requirements into the first quarter of 2019. However, changes in our business, whether or not initiated by us, may affect the rate at which we deplete our cash and cash equivalents. Our present and future capital requirements depend on many factors, including:

•	the rate and level of patient recruitment into our clinical trials, particularly those in Phase 2 and Phase 3 stages of development, including those trials for which we are currently recruiting; for example, the identification and recruitment of patients into the AEVI-002 proof-of-concept study has been challenging. The ability to produce initial data by year-end 2018 is highly dependent on timely recruiting; thus, continued difficulties in recruitment could cause a delay in the delivery of data for the program, and potentially result in increased costs to complete the study;

•	the level of research and development investment required to develop our product candidates;

•	changes in product development plans needed to address any difficulties that may arise in manufacturing, pre-clinical activities, clinical trials or commercialization;

•	our ability and willingness to enter into new agreements with strategic partners, and the terms of these agreements;

•	our success rate in pre-clinical and clinical efforts;

•	the costs of future commercialization activities, including product sales, marketing, manufacturing and distribution, for any of our product candidates for which we receive marketing approval;

•	revenue, if any, received from commercial sales of our product candidates, should any of our product candidates receive marketing approval;

•	costs of recruiting and retaining qualified personnel;

•	the timing and amount of milestone payments we are required to make under our license agreements;

•	time and costs involved in obtaining regulatory approvals; and

•	costs of filing, prosecuting, defending, and enforcing patent claims and other intellectual property rights.

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

Only a small number of research and development programs ultimately result in commercially successful drugs and drug delivery systems. Potential products that appear to be promising at early stages of development may not reach the market for a number of reasons, including:

•	failure to obtain regulatory approvals for AEVI-001, AEVI-002 or any of our product candidates or companion products;

•	lack of familiarity of health care providers and patients;

•	low market acceptance as a result of lower demonstrated clinical safety or efficacy compared to other products or other potential disadvantages relative to alternative treatment methods;

•	inability to obtain favorable coverage determinations from health plans and third-party payers;

•	insufficient or unfavorable levels of reimbursement from government or third-party payers;

•	infringement on proprietary rights of others for which we (or our licensees, if any) have not received licenses;

•	incompatibility with other therapeutic products;

•	potential advantages of alternative treatment methods;

•	ineffective marketing and distribution support;

•	lack of cost-effectiveness; or

•	timing of market introduction of competitive products.

If any of these potential problems occur, we may never successfully commercialize our product candidates, including AEVI-001 and AEVI-002. If we are unable to develop commercially viable products, our business, results of operations and financial condition will be materially and adversely affected.

We have limited history as an organization in conducting clinical trials.

We have limited history as an organization in conducting advanced clinical trials and may not possess the necessary resources and expertise to complete such trials, and we may need to seek additional partnerships or collaborations with third parties to advance these trials. Our most advanced clinical program is an ongoing Phase 2 trial in mGluR+ Genetic Subset ADHD to confirm genetic responders to AEVI-001. For potential marketing application approval, additional clinical testing will be required, which involves significantly greater resources, commitments and expertise and so it is likely that we would need to enter into a collaborative relationship with a pharmaceutical company that could assume responsibility for late-stage development and commercialization.

Our product candidates are still being developed and have not been tested on a large patient population, and, therefore, we do not know all of the possible adverse events and may not be able to commercialize our product candidates as planned.

Our product candidates have not been tested on a large number of patients, and are still in an early stage of development. While we have attained acceptable adverse event profile (or safety results) in our early stages of development and early clinical trials for AEVI-001, our product candidates are not yet fully developed or proven, and disappointing results and problems could delay or prevent the completion of our development programs and commercialization of our product candidates.

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

The risk of failure of our product candidates is high. We cannot predict whether we will encounter problems with any of our completed, ongoing, planned or future clinical trials, which would cause us or regulatory authorities to delay or suspend clinical trials, or delay the analysis of data from completed or ongoing clinical trials. The FDA Reauthorization Act, signed into law in August 2017, authorizes FDA to impose additional clinical trial requirements on manufacturers seeking orphan drug designation and/or pediatric indications. The impact of these future regulations is uncertain and could result in the need for additional clinical trials. We estimate that clinical trials involving AEVI-001 and AEVI-002 will continue for several years; however, such trials may also take significantly longer to complete and may cost more money than we expect. Failure can occur at any stage of testing, and we may experience numerous unforeseen events during, or as a result of, the clinical trial process that could delay or prevent commercialization of the current, or a future, more advanced, version of our product candidates, including but not limited to:

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

A number of companies in the biopharmaceutical and pharmaceutical industries including those with greater resources and experience than us have suffered significant setbacks in advanced clinical trials, even after seeing promising results in earlier clinical trials. We do not know whether any clinical trials we or any future clinical partners may conduct will demonstrate adequate efficacy and safety to result in regulatory approval to market AEVI-001, AEVI-002 or any other product. If subsequent clinical trials involving AEVI-001 or AEVI-002 do not produce favorable results, we may be required to perform additional clinical trials or our ability to obtain regulatory approval may be adversely impacted, either of which would have an adverse material effect on our business, financial condition and the results of our operations.

Potential difficulty with, and delays in, recruiting patients for human clinical trials may adversely affect the timing of our clinical trials and our working capital requirements.

Our research and development is highly dependent on timely recruitment of the requisite number and type of patients for our clinical trials. We have previously found it very difficult to recruit such patients, and the increased volume and ethnic backgrounds required for future testing may render such testing even more difficult. Such larger studies will likely be based on the use of multicenter, multinational design, which can prove difficult to manage and could result in delays in patient recruitment. In addition, as we pursue development of our product candidates in orphan and rare disease applications, including for pediatric populations, we may find it difficult to find sufficient treatment-naïve patients needed for initial trials, especially within commercially-reasonable geographical regions. Delays in the recruitment of such patients could delay our trials and negatively impact our working capital requirements and ability to raise capital.

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

Use of third parties to manufacture our product candidates or diagnostics may increase the risk that we will not have sufficient quantities of our product candidates or such quantities at an acceptable cost or that development of the diagnostics will be delayed. Clinical development and commercialization of our product candidates could be delayed, prevented or impaired.

We do not own or operate manufacturing facilities for production of our product candidates or diagnostics. We lack the resources and the capabilities to manufacture any of our product candidates or diagnostics on a clinical or commercial scale. We currently outsource the manufacturing and packaging of our pre-clinical and clinical product candidates to third parties and if we pursue a diagnostic product, we anticipate that we would outsource manufacturing to a third party. The manufacture of pharmaceutical products requires significant expertise and capital investment, including the development of advanced manufacturing techniques and process controls. Manufacturers of pharmaceutical products often encounter difficulties in production, particularly in scaling up initial production. These problems include difficulties with production costs and yields and quality control, including stability of the product candidate. The occurrence of any of these problems could significantly delay our clinical trials or the commercial availability of our products.

We do not currently have any agreements with third party manufacturers for the long-term commercial supply of any of our product candidates or agreements with any third party for development of diagnostics. We may be unable to enter into agreements for development and commercial supply with third party manufacturers or with a third party for development of diagnostics, or may be unable to do so on acceptable terms. Even if we enter into these agreements, the manufacturers of each product candidate and developer of diagnostics will likely be single source suppliers to us for a significant period of time.

Reliance on third party manufacturers entails risks, to which we would not be subject if we manufactured product candidates or products ourselves, including:

•	reliance on the third party for regulatory compliance and quality assurance;

•	limitations on supply availability resulting from capacity and scheduling constraints of the third parties;

•	impact on our reputation in the marketplace if manufacturers of our products, once commercialized, fail to meet the demands of our customers;

•	the quality or stability of the product candidates falling below acceptable standards;

•	the inability to produce sufficient quantities of our product candidates;

•	the timely development of the required diagnostics;

•	exceeding budgeted costs due to difficulties in accurately predicting such costs or other factors impacting the cost of manufacturing our product candidates or developing diagnostics;

•	the possible breach of the manufacturing agreement by the third party because of factors beyond our control; and

•	the possible termination or non-renewal of the agreement by the third party, based on its own business priorities, at a time that is costly or inconvenient for us.

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

Our research and development programs involve the controlled use of hazardous materials, including microbial agents and other hazardous compounds in addition to certain biological hazardous waste. Ultimately, the activities of our third party product manufacturers when a product candidate reaches commercialization will also require the use of hazardous materials. Accordingly, we are subject to federal, state and local laws governing the use, handling and disposal of these materials. Although we believe that our safety procedures for handling and disposing of these materials comply in all material respects with the standards prescribed by local, state and federal regulations, we cannot completely eliminate the risk of accidental contamination or injury from these materials. In addition, our collaborators may not comply with these laws. In the event of an accident or failure to comply with environmental laws, we could be held liable for damages that result, and any such liability could exceed our assets and resources or we could be subject to limitations or stoppages related to our use of these materials which may lead to an interruption of our business operations or those of our third-party contractors. While we believe that our existing insurance coverage is generally adequate for our normal handling of these hazardous materials, it may not be sufficient to cover pollution conditions or other extraordinary or unanticipated events. Furthermore, an accident could damage or force us to shut down our operations. Changes in environmental laws may impose costly compliance requirements on us or otherwise subject us to future liabilities and additional laws relating to the management, handling, generation, manufacture, transportation, storage, use and disposal of materials used in or generated by the manufacture of our products or related to our clinical trials. In addition, we cannot predict the effect that these potential requirements may have on us, our suppliers and contractors or our customers.

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

We rely and expect to continue to rely on third-party third-party contractors, clinical data management organizations, independent contractors, medical institutions and clinical investigators to conduct our clinical trials of AEVI-001 and AEVI-002, and for our other programs. These agreements may terminate for a variety of reasons, including a failure to perform by the third parties. If we needed to enter into alternative arrangements, our product development activities could be delayed.

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

In March 2010, President Obama signed into law the ACA and the Health Care and Education Reconciliation Act of 2010. The legislation imposes significant new taxes on medical device makers in the form of a 2.3% excise tax on all U.S. medical device sales that began January 1, 2013. The FDA classifies IVD companion diagnostics as medical devices. Under the law, the total cost to the medical device industry from the tax is expected to be approximately $29 billion over ten years. This significant increase in the tax burden on our industry could have a material, negative impact on our results of operations and our cash flows, especially if any of our product candidates were determined to be a medical device. Other elements of this legislation, such as comparative effectiveness research, an independent payment advisory board, payment system reforms, including shared savings pilots, and other provisions, could meaningfully change the way health care is developed and delivered, and may materially impact numerous aspects of our business. Finally, there are ongoing efforts to modify or eliminate the ACA. It is unknown what form any such modifications or any law proposed to replace the ACA would take, and how or whether it may affect our business in the future.

In August 2017, President Trump signed into law the Food & Drug Administration Reauthorization Act (FDARA). This legislation imposes significant new requirements for clinical trial sponsors which will affect, among other things, obtaining orphan drug designation, and the development of drugs and biological products for pediatric use. This legislation will result in new regulations which might materially impact our business.

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

In the ordinary course of business, we rely on information technology networks and systems, some of which are managed by third parties, to process, transmit and store electronic information, and to manage or support a variety of business processes and activities, including the conduct of our clinical trials. Additionally, we collect and store sensitive data, including proprietary business information and confidential patient health information. Despite security measures and business continuity plans, our information technology networks and infrastructure may be vulnerable to damage, disruptions or shutdowns due to attack by hackers or breaches, employee error or malfeasance, power outages, computer viruses, telecommunication or utility failures, systems failures, natural disasters or other catastrophic events. Any such event could result in legal claims or proceedings, liability or significant penalties under privacy laws, disruption in operations and damage to our reputation, which could adversely affect our business.

The recently passed comprehensive tax reform bill could adversely affect our business and financial condition.

On December 22, 2017, President Trump signed into law the final version of the tax reform bill commonly known as the “Tax Cuts and Jobs Act,” or the TCJA, that significantly reforms the Internal Revenue Code of 1986, as amended, with many of its provisions effective for tax years beginning on or after January 1, 2018. The TCJA, among other things, contains significant changes to corporate taxation, including a permanent reduction of the corporate income tax rate, a partial limitation on the deductibility of business interest expense, a limitation of the deduction for net operating loss carryforwards to 80% of current year taxable income, an indefinite net operating loss carryforward and the elimination of the two-year net operating loss carryback, temporary, immediate expensing for certain new investments , and the modification or repeal of many business deductions and credits. We continue to examine the impact this tax reform legislation may have on our business. Notwithstanding the reduction in the corporate income tax rate, the overall impact of the TCJA is uncertain and our business and financial condition could be adversely affected. The impact of this reform on our stockholders is uncertain. Stockholders should consult with their tax advisors regarding the effect of the TCJA and other potential changes to the U.S. Federal tax laws on them.

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

Further, the share prices of public companies, particularly those operating in high growth sectors, are often subject to significant fluctuations. The market price of our common stock on the Nasdaq Global Market has been volatile, ranging from $0.98 per share to $6.18 per share during the 52-week trading period ending March 9, 2018. We expect that the market price of our common stock will continue to fluctuate significantly due to factors including, but not limited to, the following:

•	results of our clinical trials, such as the Phase 2 trial in mGluR+ Genetic Subset ADHD to confirm genetic responders to AEVI-001, for which data is expected by mid-2018 and the 8-week signal finding study at CHOP enrolling up to 12 patients with the DcR3 mutation and a Pediatric Onset Crohn’s disease diagnosis, for which initial data is expected by year-end 2018;

•	announcements of developments by us or our competitors;

•	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

•	adoption of new accounting standards affecting our industry;

•	introduction of new products by us or our competitors;

•	changes in market valuations of companies in our industry;

•	actual or anticipated variations in our operating results;

•	future issuances of our common stock or other securities;

•	other events or factors, including those beyond our control; and

•	general market or economic conditions.

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

In addition, as of December 31, 2017, there were outstanding options and warrants to purchase an aggregate of 11,004,152 and 7,203,223 shares, respectively. Of the 11,004,152 outstanding options, ranging in exercise price from $1.07 per share to $8.80 per share, 6,778,945 shares were exercisable as of December 31, 2017. The exercise of options at prices below the market price of our common stock could adversely affect the price of shares of our common stock. Additional dilution may result from the issuance of shares of our common stock in connection with collaborations or manufacturing arrangements or in connection with other financing efforts.

Any issuance of our common stock that is not made solely to then-existing stockholders proportionate to their interests, such as in the case of a stock dividend or stock split, will result in dilution to each stockholder by reducing his, her or its percentage ownership of the total outstanding shares. Moreover, if we issue options or warrants to purchase our common stock in the future and those options or warrants are exercised, stockholders may experience further dilution. Delaware law and our corporate governance documents do not prohibit the number of options or other securities that are convertible into, exchangeable for or represent the right to receive common stock that we may issue in the future, except to the extent we are limited by the number of our authorized shares of common stock which is currently 200,000,000 shares. Holders of shares of our common stock have no preemptive rights that entitle them to purchase their pro rata share of any offering of shares of any class or series.

We have a significant stockholder, which will limit your ability to influence corporate matters and may give rise to conflicts of interest.

The Children’s Hospital of Philadelphia Foundation (the “CHOP Foundation”) is our largest stockholder. As of March 9, 2018, the CHOP Foundation beneficially owned 18,697,233 shares of our common stock. The shares of common stock beneficially owned by the CHOP Foundation represent approximately 30.1% of our outstanding shares of common stock. Accordingly, the CHOP Foundation exerts significant influence over us and any action requiring the approval of the holders of our common stock, including the election of directors and approval of significant corporate transactions. This concentration of voting power makes it less likely that any other holder of common stock or directors of our business will be able to affect the way we are managed and could delay or prevent an acquisition of us on terms that other stockholders may desire. In addition, if the CHOP Foundation obtains a majority of our common stock, the CHOP Foundation would be able to control all matters submitted to our stockholders for approval, as well as our management and affairs. For example, the CHOP Foundation would be able to control the election of directors, amendments to our organizational documents and approval of any merger, consolidation, sale of all or substantially all of our assets or other business combination or reorganization. In addition, if the CHOP Foundation obtains a majority of our common stock, we would be deemed a “controlled company” for purposes of NASDAQ listing requirements. Under NASDAQ rules, a “controlled company” may elect not to comply with certain NASDAQ corporate governance requirements, including (i) the requirement that a majority of our board of directors consist of independent directors, (ii) the requirement that the compensation of our officers be determined or recommended to the board by a majority of independent directors or a compensation committee that is composed entirely of independent directors and (iii) the requirement that director nominees be selected or recommended to the board by a majority of independent directors or a nominating committee that is composed of entirely independent directors.

Furthermore, the interests of the CHOP Foundation may not always coincide with your interests or the interests of other stockholders and the CHOP Foundation may act in a manner that advances its best interests and not necessarily those of other stockholders, including seeking a premium value for its common stock, and might affect the prevailing market price for our common stock. Our board of directors, which currently consists of eight directors, including one designated by the CHOP Foundation, has the power to set the number of directors on our board from time to time. Matthew D. Bayley, who currently serves as the Senior Vice President and Chief Strategy Officer at the CHOP Foundation, is a member of our board of directors and some of its committees.

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

The following table sets forth, for the periods indicated, the high and low sale prices for our common stock as reported by the NYSE MKT or the Nasdaq Global Market, as applicable:

2016	High	Low
First Quarter (January 1, 2016 to March 31, 2016)	$6.18	$3.09
Second Quarter (April 1, 2016 to June 30, 2016)	6.60	4.34
Third Quarter (July 1, 2016 to September 30, 2016)	6.32	4.74
Fourth Quarter (October 1, 2016 to December 31, 2016)	6.89	4.00

2017	High	Low
First Quarter (January 1, 2017 to March 31, 2017)	$6.18	$1.50
Second Quarter (April 1, 2017 to June 30, 2017)	1.92	0.98
Third Quarter (July 1, 2017 to September 30, 2017)	1.47	1.12
Fourth Quarter (October 1, 2017 to December 31, 2017)	1.91	1.01

Holders of Record

As of March 9, 2018, there were 253 holders of record of our common stock. We believe there are a substantially greater number of beneficial holders.

Stock Performance Graph

The following graph compares the cumulative total stockholder return data for our common stock from January 1, 2012 through December 31, 2017 to the cumulative return over such time period of (i) the NASDAQ Composite Index and (ii) the NASDAQ Biotechnology Index. The graph assumes an investment of $100 on January 1, 2012 in (i) our common stock, (ii) the securities comprising the NASDAQ Composite Index and (iii) the securities comprising the NASDAQ Biotechnology Index, including dividend reinvestment, if any. The comparisons in the graph are not intended to forecast or be indicative of possible future performance of our common stock.

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

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Equity Compensation Plan Information

The following table provides information as of December 31, 2017 regarding the common stock that may be issued as stock grants or upon exercise of options, warrants and rights under all of our equity compensation plans, including individual compensation arrangements.

Plan Category	Number of Shares to Be Issued Upon Exercise of Outstanding Options and Warrants(1)		Weighted Average Exercise Price of Outstanding Options and Warrants	Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)		(b)	(c)
Equity compensation plans approved by security holders	7,254,152	(2)	$4.35	901,270
Equity compensation plans not approved by security holders	3,875,000	(3)	$4.35	—
Total	11,129,152		$4.35	901,270

(1)	The number of shares is subject to adjustment in the event of stock splits and other similar events.

(2)	Consists of options awarded under the Stock Incentive Plan.

(3)	Consists of:

(i)	Inducement awards granted in September 2013 outside of the Stock Incentive Plan to Mr. Cola (1,500,000 options), Dr. Leaman (800,000 options) and Dr. Neil (900,000 options). Dr. Leaman’s options expired on February 9, 2018;

(ii)	Inducement awards of an aggregate of 275,000 options granted outside of the Stock Incentive Plan to two new employees in December 2015 having an exercise price of $7.37 per share and expiring on December 10, 2025. 125,000 of which expired as of December 31, 2017;

(iii)	An inducement award of 100,000 options granted outside of the Stock Incentive Plan to a new employee in February 2016 having an exercise price of $3.64 per share and expiring on February 2, 2026;

(iv)	An inducement award of 200,000 options granted outside of the Stock Incentive Plan to a new employee in March 2016 having an exercise price of $4.42 per share and expiring on March 7, 2026;

(v)	An inducement award of 100,000 options granted outside of the Stock Incentive Plan to a new employee in April 2016 having an exercise price of $5.07 per share and expiring on April 19, 2026; and

(vi)	Warrants to purchase an aggregate of 125,000 shares of common stock issued as compensation to consultants, as further described in Note 7 to the condensed consolidated financial statements included herein.

ITEM 6 - Selected Financial Data.

The selected data presented below under the captions “Statement of Operations Data,” “Statement of Cash Flows Data” and “Balance Sheet Data” for, and as of the end of, each of the fiscal years in the five-year period ended December 31, 2017, are derived from, and should be read in conjunction with, our audited consolidated financial statements.

The information contained in this table should also be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and related notes thereto included elsewhere in this report (in thousands of dollars except share and per share data):

	Year Ended December 31,
	2017	2016	2015	2014	2013
Statement of Operations Data:
Operating expenses:
Research and development expenses, net	$25,176	$28,356	$15,444	$8,253	$7,297
Non-recurring research and development expenses resulting from acquisition	-	-	8,170	-	-
General and administrative expenses	9,524	13,523	12,954	10,686	10,521
Operating loss	(34,700)	(41,879)	(36,568)	(18,939)	(17,818)
Financial expenses	(41)	(24)	(1,408)	(68)	(20)
Financial income	27	15	1	586	726
Loss before taxes on income	(34,714)	(41,888)	(37,975)	(18,421)	(17,112)
Taxes on income	-	16	17	12	17
Net loss	(34,714)	(41,904)	(37,992)	(18,433)	(17,129)
Basic loss per share	$(0.83)	$(1.19)	$(1.42)	$(0.96)	$(0.97)
Diluted loss per share	$(0.83)	$(1.19)	$(1.45)	$(1.00)	$(1.06)
Weighted average number of shares used in computing basic loss per share	41,675,814	35,161,823	26,783,623	19,246,611	17,629,436
Weighted average number of shares used in computing diluted loss per share	41,675,814	35,161,823	26,846,270	19,294,259	17,683,510

Statement of Cash Flows Data:
Net cash used in operating activities	$(33,246)	$(32,749)	$(24,347)	$(12,195)	$(12,732)
Net cash provided by (used in) investing activities	148	(221)	(187)	(363)	(183)
Net cash provided by financing activities	26,989	19,744	44,310	23,456	28,874
(Decrease) increase in cash and cash equivalents	(6,109)	(13,226)	19,776	10,898	15,959

Balance Sheet Data:
Cash and cash equivalents	$33,729	$39,838	$53,064	$33,288	$22,390
Current assets	34,622	40,173	53,811	33,603	22,592
Long-term assets	139	388	447	677	495
Total assets	34,761	40,561	54,258	34,280	23,087
Current liabilities	4,140	5,583	3,908	3,638	3,014
Long-term liabilities	-	-	-	980	1,650

ITEM 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read together with our financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K.

Overview

We are a clinical stage biopharmaceutical company with an emphasis on identifying the genetic drivers of disease and applying this understanding to the pursuit of differentiated novel therapies primarily for pediatric onset, life-altering diseases, including rare and orphan diseases. We look to find treatments for genetically defined diseases for which there are limited therapeutic options currently available, with a primary focus on pediatric patients. This strategy begins with identifying and genetically validating a therapeutic target and using genomics to guide product development. The strategy also involves identifying and acquiring otherwise abandoned or overlooked drug candidates and matching targets and mechanisms of action to novel genetic discoveries.

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

We have generated significant losses to date, and we expect to continue to generate losses as we progress towards the commercialization of our product candidates. We have incurred net losses of approximately $34.71 million, $41.90 million and $37.99 million for the years ended December 31, 2017, 2016 and 2015, respectively. As of December 31, 2017, we had cash and cash equivalents of $33.73 million, which we believe will provide funding for us into the first quarter 2019. We are unable to predict the extent of any future losses or when we will become profitable, if at all.

AEVI-001 (mGluR+ Genetic Subset ADHD)

The lead program from our genomic research collaboration with CHOP is the development candidate AEVI-001, an oral, non-stimulant glutamatergic neuromodulator. Through our acquisition of neuroFix, LLC, or neuroFix, in September 2015, we acquired the rights to develop AEVI-001 (then known as NFC-1), as well as the rights to certain data derived from a clinical trial and other studies of AEVI-001.

The selection of AEVI-001 for development in the mGluR+ ADHD patients was the result of a rationale search process conducted to specifically identify therapeutic candidates with a demonstrated ability to modulate glutamate signaling via mGluR network. The role of glutamate in ADHD and other central nervous system (CNS) disorders is supported by recent neuroimaging studies that suggest glutamate levels are abnormal in children with ADHD. These abnormalities appear to be concentrated in the anterior singular cortex region of the brain, as evidenced by volumetric and functional magnetic resonance imagery studies, as well as targeted studies of magnetic resonance spectroscopy. Additional supportive evidence for targeting glutamate modulation is provided by genetic studies that have identified mutations in glutamatergic genes that are enriched in children with ADHD.

AEVI-002 (Anti-LIGHT Monoclonal Antibody)

The second program arising out of our genomic research collaboration with CHOP is the development candidate AEVI-002, a first-in-class anti-LIGHT monoclonal antibody, or the Antibody, being developed for use in Pediatric Onset Crohn’s disease. Pediatric Onset Crohn’s disease has a more aggressive phenotype at younger ages. The genomic rationale for the use of anti-LIGHT antibody in Crohn’s disease was validated by CAG research showing the association to a loss of function mutation in decoy receptor 3 (DcR3). The estimated prevalence of the mutation is 10-15% of Pediatric Onset Crohn’s cases.

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

An 8-week Phase Ib proof-of-concept study has been initiated at CHOP, with the goal of enrolling up to 12 patients with a Pediatric Onset Crohn’s disease diagnosis that are refractory to treatment with TNF-α inhibitors, with or without a DcR3 mutation. Active recruitment for the trial is underway and we have enrolled zero patients. The endpoints of the trial will include endoscopic evaluation, Crohn’s Disease Activity Index ratings and safety. Initial data from the proof-of-concept study is expected second half of 2018, at which point we will make a determination on our option to license exclusive rights to the Antibody for further development. The identification and recruitment of patients into the proof-of-concept study continues to be challenging. The ability to produce initial data by year-end 2018 is highly dependent on timely recruiting; thus, continued difficulties in recruitment could cause a delay in the delivery of initial data for the program. In an effort to address the recruitment challenges, we are currently initiating three additional trial sites for the program.

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

Research and development expenses are shown net of participation by OCS in previous years.

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

Results of Operations for the Year Ended December 31, 2017 and 2016

Research and Development Expenses

Net research and development expenses for year ended December 31, 2017 decreased to $25.18 million from $28.36 million in 2016. This decrease was primarily driven by the closure of our operations in Israel of $3.40 million.

General and Administrative Expenses

General and administrative expenses for the year ended December 31, 2017 were $9.52 million, decreasing from $13.52 million in 2016 primarily due to severance benefits recorded in 2016 related to termination of an officer of $0.97 million, decreased stock compensation expense related to options which have fully vested of $2.00 million, and closure of our operations in Israel of $0.84 million.

Financial Income and Expenses

Financial income and expenses for the year ended December 31, 2017 and 2016 was de minimis.

Results of Operations for the Year Ended December 31, 2016 and 2015

Research and Development Expenses

Gross research and development expenses for year ended December 31, 2016 increased to $28.55 million from $18.36 million in 2015. This increase was primarily driven by increased spending on third party related costs used to advance our clinical activities related to the AEVI-001 program.  Net research and development expenses for the year ended December 31, 2016 increased to $28.36 million from $15.44 million in 2015 due to the increase in gross research and development expenses as detailed above in addition to reduced OCS funding in 2016.

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

Liquidity and Capital Resources

Sources of Liquidity

We have financed our operations primarily through equity issuances and grants from the OCS and other third parties.

In the year ended December 31, 2017 and 2016, options and warrants were exercised in consideration of $0.02 million and $0.18 million, respectively, and 6,200 shares and 407,865 shares of common stock were issued upon such exercises, respectively.

On October 17, 2017, we sold an aggregate of 22,222,222 shares of our common stock, and warrants exercisable for up to an aggregate of 3,953,904 shares of common stock at a purchase price of $1.26 per share of common stock and accompanying warrants pursuant to that certain securities purchase agreement dated as of August 9, 2017, or the 2017 Funding. The aggregate gross proceeds from the offering to us were approximately $28.00 million and net proceeds after deducting estimated offering expenses were approximately $26.97 million.

On June 24, 2016, we completed a registered public offering of 3,835,261 shares of common stock, which included 195,261 shares sold pursuant to the partial exercise of the underwriters’ over-allotment option, at a price to the public of $5.50 per share, or the 2016 Funding. The net proceeds from the 2016 Funding to us were approximately $19.56 million, after deducting underwriting discounts and commissions and offering expenses of $1.55 million.

On October 6, 2015, we completed a registered public offering of 7,078,250 shares of common stock, including 923,250 shares sold pursuant to the full exercise of the underwriters’ over-allotment option, at a price to the public of $6.50 per share, or the 2015 Funding. The net proceeds from the 2015 Funding to us were approximately $42.88 million, after deducting underwriting discounts and commissions and offering expenses payable by us.

Cash Flows

We had cash and cash equivalents of $33.73 million at December 31, 2017 and $39.84 million at December 31, 2016. The decrease in our cash balance during 2017 was primarily related to advancement of our AEVI-001 program offset with 2017 Funding.

Net cash used in operating activities of $33.25 million, $32.75 million, and $24.35 million for the year ended December 31, 2017, 2016 and 2015, respectively, primarily reflected our net cash expenses for our operations.

Net cash provided by investing activities relates mainly to $0.15 million of proceeds received from the sale of property and equipment as we closed our operations in Israel.

Net cash provided by financing activities was $26.99 million, $19.74 million and $44.31 million for the years ended December 31, 2017, 2016 and 2015, respectively resulting primarily from the 2017 Funding, the 2016 Funding and the 2015 Funding.

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

We believe that cash on hand will be sufficient to enable us to fund our operating expenses and capital expenditure requirements into the first quarter 2019. We have based this estimate on assumptions that may prove to be wrong and we could use our available resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our current and anticipated clinical trials.

We do not anticipate that we will generate revenue from the sale of products for several years or more given the uncertainty of drug development. Absent significant corporate collaboration and licensing arrangements, we will need to finance our future cash needs through public or private equity offerings or debt financings in 2018. We do not currently have any commitments for future external funding. We may need to raise additional funds more quickly if one or more of our assumptions prove to be incorrect or if we choose to expand our product development efforts more rapidly than we presently anticipate. We may seek to encourage holders of our warrants to exercise, sell additional equity or debt securities or obtain a bank credit facility. The sale of additional equity or debt securities, if convertible, could result in dilution to our stockholders. The incurrence of indebtedness would result in increased fixed obligations and could also result in covenants that would restrict our operations.

Contractual Obligations

The following table sets forth our contractual payment obligations as of December 31, 2017 for the periods indicated below:

Contractual Obligations	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years and Thereafter
Operating lease obligations	$176,000	$132,000	$44,000	$-	$-
Purchase obligations	$8,311,795	$5,936,795	$2,375,000	$-	$-
Total	$8,487,795	$6,068,795	$2,419,000	$-	$-

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

For the purpose of valuing options and warrants granted to our employees, non-employees and directors and officers during the year ended December 31, 2017, 2016 and 2015, we used the Binomial options pricing model. To determine the risk-free interest rate, we utilized the U.S. Treasury yield curve in effect at the time of grant with a term consistent with the expected term of our awards. We estimated the expected life of the options granted based on anticipated exercises in the future periods assuming the success of our business model as currently forecast. The expected dividend yield reflects our current and expected future policy for dividends on our common stock. The expected stock price volatility for our stock options was calculated by examining historical volatilities for publicly traded industry peers as well as considering the Company’s historical volatility. We will continue to analyze the expected stock price volatility and expected term assumptions as more historical data for our common stock becomes available. We currently estimate that we will experience a range from 6% - 8% forfeitures for those options currently outstanding.

Off-Balance Sheet Arrangements

CHOP License Agreement and Research Agreement

In November 2014, we entered into a license agreement, or the License Agreement, and a sponsored research agreement, or the Research Agreement, each with CHOP. Under the terms of the License Agreement, CHOP granted us (i) an exclusive, sublicensable license to use certain patent rights covering potential diagnostic and therapeutic targets, (ii) an exclusive, non-sublicensable license to use certain biospecimen and phenotypic data collected from patients with rare and orphan diseases and their family members, or the Biobank. In February 2017, we amended the License Agreement. The amendment allows us to extend the period of our exclusive commercial access to the Biobank for rolling two year periods. The cost of each extension is $125,000 per year. In June 2017, we entered into an amendment to the Research Agreement, which extended the Research Agreement through June 30, 2019, for which payments totaling $5.94 million will be due in 2018 and $2.38 million will be due in 2019. The amendment also allows us to extend the Research Agreement for rolling two year periods in connection with us extending our exclusive commercial access to the Biobank under the License Agreement.

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

OCS Agreements

Under agreements with the OCS in Israel regarding research and development projects, our Israeli subsidiary committed to pay royalties to the OCS at rates between 3.5% and 5% of the income resulting from this research and development, at an amount not to exceed the amount of the grants received by our subsidiary as participation in the research and development program, plus interest at LIBOR. The obligation to pay these royalties is contingent on actual income and in the absence of such income no payment is required. As of December 31, 2017, the principal amount of the aggregate contingent liability amounted to approximately $13.97 million.

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
AS OF DECEMBER 31, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Aevi Genomic Medicine, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Aevi Genomic Medicine, Inc. and its subsidiary (the Company) as of December 31, 2017 and 2016, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2017 and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company, at December 31, 2017 and 2016, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

The Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has incurred operating losses and negative cash flows from operations and has stated that substantial doubt exists about the Company’s ability to continue as a going concern. Management’s evaluation of the events, conditions, and plans regarding these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst and Young LLP

We have served as the Company’s auditor since 2015.

Philadelphia, Pennsylvania

March 13, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

MEDGENICS, INC.

We have audited the accompanying consolidated balance sheet of Medgenics, Inc. (“the Company”) and its subsidiary as of December 31, 2015, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company and its subsidiary as of December 31, 20 15 and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States.

Haifa, Israel	/s/ KOST FORER GABBAY & KASIERER
February 26, 2016	A Member of EY Global

AEVI GENOMIC MEDICINE, INC. AND ITS SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS
U.S. dollars in thousands (except share and per share data)

		December 31,
	Note	2017	2016

ASSETS
CURRENT ASSETS:

Cash and cash equivalents	3	$33,729	$39,838
Prepaid expenses and other current assets		893	335

Total current assets		34,622	40,173

LONG-TERM ASSETS:

Restricted lease deposits	6(e)	11	11
Property and equipment, net	4	85	377
Other long-term assets		43	-

Total long-term assets		139	388

Total assets		$34,761	$40,561

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:

Trade payables		$943	$137
Other accounts payable and accrued expenses	5	3,197	5,446

Total current liabilities		4,140	5,583

Total liabilities		4,140	5,583

COMMITMENTS AND CONTINGENCIES	6

STOCKHOLDERS’ EQUITY:	7

Common stock - $0.0001 par value; 200,000,000 shares authorized; 59,332,265 shares issued and outstanding at December 31, 2017; 100,000,000 shares authorized; 37,112,343 shares issued and 37,103,843 shares outstanding at December 31, 2016		6	4
Additional paid-in capital		245,593	215,008
Accumulated deficit		(214,978)	(180,034)

Total stockholders’ equity		30,621	34,978

Total liabilities and stockholders’ equity		$34,761	$40,561

The accompanying notes are an integral part of the consolidated financial statements.

AEVI GENOMIC MEDICINE, INC. AND ITS SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
U.S. dollars in thousands (except share and per share data)

	Year ended
	December 31,
	Note	2017	2016	2015

Research and development expenses		$25,176	$28,552	$18,356

Less:
Participation by the Office of the Chief Scientist	6(d)	-	(196)	(2,912)

Research and development expenses, net		25,176	28,356	15,444

Non-recurring research and development expenses resulting from acquisition		-	-	8,170

General and administrative expenses		9,524	13,523	12,954

Operating loss		(34,700)	(41,879)	(36,568)

Financial expenses		(41)	(24)	(1,408)
Financial income		27	15	1

Loss before taxes on income		(34,714)	(41,888)	(37,975)

Taxes on income	8	-	16	17

Net loss		$(34,714)	$(41,904)	$(37,992)

Basic loss per share	11	$(0.83)	$(1.19)	$(1.42)

Diluted loss per share	11	$(0.83)	$(1.19)	$(1.45)

Weighted average number of shares of common stock used in computing basic loss per share		41,675,814	35,161,823	26,783,623

Weighted average number of shares of common stock used in computing diluted loss per share		41,675,814	35,161,823	26,846,270

The accompanying notes are an integral part of the consolidated financial statements.

AEVI GENOMIC MEDICINE, INC. AND ITS SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
U.S. dollars in thousands (except share and per share data)

	Common stock		Additional paid-in capital	Accumulated deficit	Total stockholders’ equity
	Shares	Amount
Balance as of December 31, 2014	24,818,075	$3	$129,797	$(100,138)	29,662

Issuance of common stock at $6.50 per share, net	7,078,250	1	42,881	-	42,882
Stock-based consideration related to acquisition	459,770	(*)	3,200	-	3,200
Stock-based compensation related to the issuance and vesting of restricted common stock to directors	24,500	(*)	-	-	-
Stock-based compensation related to options and warrants granted to consultants, directors and employees	-	-	9,188	-	9,188
Exercise of warrants and options	480,122	(*)	3,410	-	3,410
Net loss	-	-	-	(37,992)	(37,992)

Balance as of December 31, 2015	32,860,717	$4	$188,476	$(138,130)	50,350

Issuance of common stock at $5.50 per share, net	3,835,261	-	19,563	-	19,563
Stock-based compensation related to options and warrants granted to consultants, directors and employees	-	-	6,788	-	6,788
Exercise of warrants and options	407,865	(*)	181	-	181
Net loss	-	-	-	(41,904)	(41,904)

Balance as of December 31, 2016	37,103,843	$4	$215,008	$(180,034)	34,978
Issuance of common stock at $1.26 per share, net	22,222,222	2	26,968	-	26,970
Stock-based compensation related to options and warrants granted to consultants, directors and employees	-	-	3,368	-	3,368
Exercise of warrants and options	6,200	(*)	19	-	19
Cumulative-effect adjustment from adoption of ASU 2016-09	-	-	230	(230)	-
Net loss	-	-	-	(34,714)	(34,714)

Balance as of December 31, 2017	59,332,265	$6	$245,593	$(214,978)	30,621

(*) Represents an amount lower than $1.

The accompanying notes are an integral part of the consolidated financial statements.

AEVI GENOMIC MEDICINE, INC. AND ITS SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
U.S. dollars in thousands

	Year ended
	December 31
	2017	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(34,714)	$(41,904)	$(37,992)

Adjustments to reconcile loss to net cash used in operating activities:

Depreciation	112	268	240
Loss from disposal of property and equipment	32	-	18
Stock-based compensation related to options, warrants and restricted shares granted to employees, directors and consultants	3,368	6,788	9,188
Stock-based consideration related to acquisition	-	-	3,200
Changes in fair value of warrants classified as a liability	-	-	1,370
Accrued severance pay, net	-	-	(269)

Change in operating assets and liabilities:
Prepaid and other current assets	(558)	412	(432)
Trade payables	806	(1,185)	246
Other accounts payable and accrued expenses	(2,249)	2,860	24
Restricted lease deposits	-	12	60
Other long-term assets	(43)	-	-

Net cash used in operating activities	$(33,246)	$(32,749)	$(24,347)

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of property and equipment	$(4)	$(221)	$(187)
Proceeds from disposal of property and equipment	152	-	-

Net cash provided by (used in) investing activities	$148	$(221)	$(187)

The accompanying notes are an integral part of the consolidated financial statements.

AEVI GENOMIC MEDICINE, INC. AND ITS SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
U.S. dollars in thousands

	Year ended
	December 31
	2017	2016	2015

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from issuance of shares and warrants, net	$26,970	$19,563	$42,882
Proceeds from exercise of options and warrants	19	181	1,428

Net cash provided by financing activities	$26,989	$19,744	$44,310

Increase (decrease) in cash and cash equivalents	(6,109)	(13,226)	19,776

Balance of cash and cash equivalents at the beginning of the period	39,838	53,064	33,288

Balance of cash and cash equivalents at the end of the period	$33,729	$39,838	$53,064

Supplemental disclosure of cash flow information:

Cash paid during the period for taxes	$-	$26	$19

Supplemental disclosure of non-cash flow information:

Classification of liability in respect of warrants into equity due to the exercise of warrants	-	$-	$1,982

The accompanying notes are an integral part of the consolidated financial statements.

NOTE 1:	GENERAL

a.	Aevi Genomic Medicine Inc., formerly Medgenics Inc., (the “Company”) was incorporated in January 2000 in Delaware. The Company has a wholly-owned subsidiary, Medgenics Medical Israel Ltd. (the “Subsidiary”), which was incorporated in Israel in March 2000. The Company is a clinical stage biopharmaceutical company with an emphasis on genomic medicine.

The Company’s common stock is traded on the NASDAQ. Prior to October 21, 2016 the Company’s common stock was traded on the NYSE.

b.	As reflected in the accompanying financial statements, the Company incurred a net loss for the twelve month period ended December 31, 2017 of $34,714 and had negative cash flow from operating activities of $33,246 during the twelve month period ended December 31, 2017. The accumulated deficit as of December 31, 2017 is $214,978. The Company and the Subsidiary have not yet generated revenues from product sales.

NOTE 2:	SIGNIFICANT ACCOUNTING POLICIES

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

In 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting, which is meant to reduce the complexity involving several aspects of the accounting for employee share-based payment transactions, including the income tax consequences, classifications of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 became effective for the Company in the first quarter 2017 and was applied using a modified retrospective transition approach. Under ASU 2016-09 the Company has elected to no longer estimate forfeiture rates in determining its stock compensation expense and will true up for forfeitures as they occur. As a result of the adoption, the Company recorded a cumulative adjustment to accumulated deficit as of December 31, 2016 for $230.

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

The annual rates of depreciation are as follows:

%

Computers and peripheral equipment	33
Leasehold improvements	The shorter of term of the lease or the useful life of the asset

g.	Impairment of long-lived assets:

Long-lived assets are reviewed for impairment in accordance with ASC 360, “Property, Plant, and Equipment” (“ASC 360”), whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of an asset to be held and used is measured by a comparison of the carrying amount of the asset to the future undiscounted cash flows expected to be generated by the asset. If such an asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset. No impairment charges have been recognized through December 31, 2017.

h.	Income taxes:

The Company accounts for income taxes in accordance with ASC 740, “Income Taxes” (“ASC 740”). ASC 740 prescribes the use of the asset and liability method whereby deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company provides a valuation allowance, if necessary, to reduce deferred tax assets to their estimated realizable value. As of December 31, 2017, a full valuation allowance was provided by the Company.

The Company also accounts for income taxes in accordance with ASC 740-10, “Accounting for Uncertainty in Income Taxes” (“ASC 740-10”). ASC 740-10 contains a two-step approach for recognizing and measuring uncertain tax positions accounted for in accordance with ASC 740-10. The first step is to evaluate the tax position taken or expected to be taken in a tax return by determining if the weight of available evidence indicates that it is more likely than not that, on an evaluation of the technical merits, the tax position will be sustained on audit, including resolution of any related appeals or litigation processes. The second step is to measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement. As of December 31, 2016 and 2017, no liability has been recorded as a result of ASC 740-10.

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act makes broad and complex changes to the U.S. tax code, including, but not limited to, reducing the U.S. federal corporate tax rate from 35 percent to 21 percent; eliminating the corporate alternative minimum tax (AMT) and changing how existing AMT credits can be realized; creating a new limitation on deductible interest expense; changing rules related to uses and limitations of net operating loss carryforwards created in tax years beginning after December 31, 2017; limitations on the deductibility of certain executive compensation; and changes to the calculation of the orphan drug credit.

i.	Accounting for stock based compensation:

The Company applies ASC 718, “Compensation-Stock Compensation” (“ASC 718”) which requires the measurement and recognition of compensation expense based on estimated fair values for all share-based payment awards made to employees and directors.

The Company recognizes compensation expenses for awards granted based on the straight-line method over the requisite service period of each of the grants.

In 2015, 2016 and 2017, the Company estimated the fair value of stock options granted to employees and directors using the Binominal options pricing model with the following assumptions:

	2017	2016	2015

Dividend yield	0%	0%	0%
Expected volatility	72.0-78.6%	73.1-75.4%	75.7-78.3%
Risk-free interest rate	2.2-2.5%	1.5-1.9%	1.9-2.3%
Suboptimal exercise factor	1.5-2.5	1.5-2.5	1.5-2.5
Contractual life (years)	10	10	10
Exit rate	6-8%	8%	8%

The Company uses historical data to estimate post vesting exit rate within the valuation model; separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes.

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

Prior to the fourth quarter of 2017, the expected stock price volatility of the Company’s stock options had been calculated by examining historical volatilities for publicly traded industry peers as well as considering the Company’s historical volatility. As of the fourth quarter of 2017, the company determined there was enough historical data to begin computing the expected price volatility based on the Company’s historical data, alone. We currently estimate that we will experience a range from 6% - 8% forfeitures for those options currently outstanding.

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

	2017	2016	2015

Dividend yield	0%	0%	0%
Expected volatility	78-79%	59-75%	69-75%
Risk-free interest rate	2.3-2.4%	0.9-1.7%	1.1-2.3%
Contractual life (years)	9.0-9.9	2.8-9.8	3.8-9.8

Prior to the fourth quarter of 2017, the expected stock price volatility of the Company’s stock options had been calculated by examining historical volatilities for publicly traded industry peers as well as considering the Company’s historical volatility. As of the fourth quarter of 2017, the company determined there was enough historical data to begin computing the expected price volatility based on the Company’s historical data, alone. The Company expects to continue using this methodology going forward.

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

Cash and cash equivalents are invested in major banks and financial institutions in the United States. Such deposits in the United States may be in excess of insured limits and are not insured in other jurisdictions. Management believes that the financial institutions that hold the Company’s investments are institutions with high credit standing and accordingly, minimal credit risk exists with respect to these investments.

The Company has no off-balance-sheet concentrations of credit risk such as foreign exchange contracts, option contracts or other foreign hedging arrangements.

n.	Fair value of financial instruments:

The carrying amount of cash and cash equivalents, accounts payable and accrued liabilities are generally considered to be representative of their respective fair values because of the short-term nature of those accounts.

NOTE 3:	LIQUIDITY RISKS AND MANAGEMENT PLANS

The future success of the Company is dependent on its ability to develop its product candidates and ultimately upon its ability to attain profitable operations. The Company is subject to a number of risks similar to other early-stage life science companies, including, but not limited to, successful discovery and development of its product candidates, raising additional capital with favorable terms, and development by its competitors of new technological innovations, protection of proprietary technology and market acceptance of the Company’s products. The successful discovery and development of product candidates requires substantial working capital which may not be available to the Company on favorable terms.

The Company has financed its operations primarily through issuance of equity and grants from other third parties. As of December 31, 2017, the Company had cash and cash equivalents of $33,729 and liabilities of $4,140. The Company has incurred recurring operating losses since inception. For the year ended December 31, 2017, the Company incurred a net loss of $34,714 and as of December 31, 2017 the Company has an accumulated deficit of $214,978. The Company anticipates operating losses to continue for the foreseeable future due to, among other things, costs related to research, development of its product candidates and its preclinical programs, and its administrative organization. The Company will require substantial additional financing to fund its operations and to continue to execute its strategy. These conditions raise substantial doubt about its ability to continue as a going concern within one year after the date that the financial statements are issued.

To alleviate the conditions that raise substantial doubt about the Company’s ability to continue as a going concern, management is exploring various sources of funding such as strategic collaborations, license agreements, and issuance of equity and/or debt securities. If the Company raises additional funds through strategic collaborations and alliances or licensing agreements with third parties, which may include existing collaboration partners, the Company may have to relinquish valuable rights to its technologies or product candidates, including AEVI-001 and AEVI-002, or grant licenses on terms that are not favorable to the Company. To the extent that the Company raises additional capital through the sale of equity, the ownership interest of its existing shareholders will be diluted and other preferences may be necessary that adversely affect the rights of existing shareholders. If none of these alternatives is available, or if available, the Company is unable to raise sufficient capital through such transactions, it will not have sufficient cash resources and liquidity to fund its business operations for at least the next year following the date that the financial statements are issued. Accordingly, management has concluded that substantial doubt exists with respect to the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued.

NOTE 4:	PROPERTY AND EQUIPMENT, NET

Composition of property and equipment is as follows:

	December 31,
	2017	2016
Cost:
Furniture and office equipment	$-	$109
Computers and peripheral equipment	35	172
Laboratory equipment	-	781
Leasehold improvements	157	740

Total cost	192	1,802

Total accumulated depreciation	107	1,425

Depreciated cost	$85	$377

Depreciation expenses for the years ended December 31, 2017 and 2016 amounted to $112 and $268, respectively.

During the year ended December 31, 2017, the Company disposed of assets associated with the closure of the Israel site resulting in $152 of proceeds and the write down of assets and associated accumulated depreciation of $1,610 and $1,426, respectively.

NOTE 5:	OTHER ACCOUNTS PAYABLE AND ACCRUED EXPENSES

	December 31,
	2017	2016

Employees and payroll accruals	$1,297	$2,247
R&D accruals	1,539	2,403
Accrued expenses, other	361	796

Other accounts payable and accrued expenses	$3,197	$5,446

NOTE 6:	COMMITMENTS AND CONTINGENCIES

a.	In November 2014, the Company entered into a license agreement, or the License Agreement, and a sponsored research agreement, or the Research Agreement, each with CHOP. Under the terms of the License Agreement, CHOP granted the Company (i) an exclusive, sublicensable license to use certain patent rights covering potential diagnostic and therapeutic targets, (ii) an exclusive, non-sublicensable license to use certain biospecimen and phenotypic data collected from patients with rare and orphan diseases and their family members, or the Biobank. In February 2017, the Company amended the License Agreement. The amendment allows the Company to extend the period of its exclusive commercial access to the Biobank for rolling two year periods. The cost of each extension is $125 per year. In June 2017, the Company entered into an amendment to the Research Agreement, which extended the Research Agreement through June 30, 2019, for which payments totaling $5,937 will be due in 2018 and $2,375 will be due in 2019. The amendment also allows the Company to extend the Research Agreement for rolling two year periods in connection with it extending its exclusive commercial access to the Biobank under the License Agreement. As of December 31, 2017, the Company has total payables related to the CHOP sponsored research agreement of $1,048, allocated between accrued expenses and trade payables.

b.	In 2015, the Company entered into an Equity Interest Purchase Agreement (the “Purchase Agreement”) with neuroFix Therapeutics, Inc., a Delaware corporation (“Legacy Corp.), neuroFix, LLC, a Delaware limited liability company (“neuroFix”), CHOP, Philip Harper, an individual, and Hakon Hakonarson, an individual, pursuant to which the Company acquired all of the equity interests of neuroFix. Immediately prior to the execution of the Purchase Agreement, Legacy Corp. had contributed its assets to neuroFix.

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

c.	License agreements:

1.	In 2014 the Subsidiary entered into a license agreement with the CHOP (License Agreement). According to the agreement, CHOP granted an exclusive license to the Subsidiary to use the rare and orphan disease samples at the Center for Applied Genomics biobank (Biobank) for the purpose of developing and commercializing therapeutic treatments and diagnostic targets for rare and orphan diseases.

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

2.	Immediately prior to and in connection with the Purchase Agreement, neuroFix entered into a License Agreement (the “License Agreement”) with CHOP, pursuant to which CHOP would license to neuroFix certain technology owned and controlled by CHOP related to ADHD and certain other neurological and neuropsychological indications. Pursuant to the License Agreement, CHOP licensed to neuroFix (coupled with a right to sublicense) certain patent rights and compound know-how on an exclusive, worldwide, royalty-bearing right and license basis, and certain CHOP know-how (other than compound know-how) on a non-exclusive, worldwide, royalty-bearing right and license basis. CHOP also granted to neuroFix an exclusive option during the term of the License Agreement to negotiate an exclusive license to certain CHOP intellectual property.

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

3.	In June 2016, the Company entered into a Clinical Development and Option Agreement, or the Development and Option Agreement, with Kyowa Hakko Kirin Co., Ltd., or KHK, relating to the development and potential commercialization of KHK’s first-in-class anti-LIGHT monoclonal antibody, or the Antibody (AEVI-002). Under the Development and Option Agreement, the Company received an exclusive option for exclusive rights to develop and commercialize products containing the Antibody, or the Licensed Products, and to conduct various development activities with respect to the Antibody, including the conduct of a signal finding study testing the Antibody in Severe Pediatric Onset Inflammatory Bowel Disease, or the Study.

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

If, upon the exercise of the Option, KHK chooses to continue the collaboration as a licensing arrangement, the Company will have the exclusive right to develop, manufacture and commercialize the Licensed Products in the Field in the United States, Canada and the European Union. The Company will be required to pay KHK an initial license fee in the low single-digit millions of dollars and may pay KHK up to an additional $28,000 upon the achievement of certain regulatory milestones related to the Licensed Products.

d.	Office of the Chief Scientist (OCS):

Under agreements with the OCS in Israel regarding research and development projects, the Subsidiary is committed to pay royalties to the OCS at rates between 3.5% and 5% of the commercial revenues resulting from this research and development, at an amount not to exceed the amount of the grants received by the Subsidiary as participation in the research and development program, plus interest at LIBOR. The obligation to pay these royalties is contingent on actual income and in the absence of such income no payment is required. As of December 31, 2017, the principal amount of the aggregate contingent liability was $13,968. The Subsidiary was not approved a grant from the OCS for 2016 and 2017.

e.	Lease Agreements:

1.	The offices of the Company are rented under an operating lease agreement and committed through April 2019. Future minimum lease commitment under the existing operating lease agreement is $176.

2.	The following table sets forth our lease payment obligations as of December 31, 2017 for the periods indicated below:

	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years and Thereafter
Operating lease obligations	$176	$132	$44	$-	$-

f.	Per the employment agreements of several executives, if terminated without cause, these executives will be entitled to severance pay in the aggregate amount of $2,627.

NOTE 7:	STOCKHOLDERS’ EQUITY

a.	Common stock:

The common stock confers upon the holders the right to receive notice to participate and vote in annual and special meetings of the stockholders of the Company and the right to receive dividends, if declared.

b.	Issuance of shares, stock options and warrants to investors:

1.	In June 2016, the Company completed an underwritten public offering of 3,835,261 shares of common stock, including 195,261 shares sold pursuant to the partial exercise of an option granted to the underwriters to purchase additional shares of common stock. The shares were offered to the public at a price of $5.50 per share. Gross proceeds were $21,094 or approximately $19,563 in net proceeds after deducting underwriting discounts and commissions of $1,266 and other offering costs of approximately $265.

2.	In October 2017, the Company completed a private offering of an aggregate of 22,222,222 shares of common stock, and warrants exercisable for up to an aggregate of 3,953,904 shares of common stock at a purchase price of $1.26 per share of common stock and accompanying warrants pursuant to that certain securities purchase agreement dated as of August 9, 2017. Each purchaser received a warrant exercisable to purchase a pro rata amount of shares of common stock at a purchase price of $2.84 per share, which will expire five years after the date of issuance. The Company has accounted for these warrants under the equity method in accordance with ASC 815. The aggregate gross proceeds from the offering to the Company were $28,000, of which $20,000 was proceeds received from the CHOP Foundation and $1,000 was proceeds received from directors and officers. The CHOP Foundation was issued 15,873,016 shares of common stock and accompanying warrants of 2,824,217. Net proceeds after deducting estimated offering expenses were $26,970.

The Company also obtained approval from stockholders to increase the total number of authorized shares of Common Stock from 100,000,000 to 200,000,000 shares.

c.	Issuance of stock options, warrants and restricted stock to employees and directors:

1.	In 2006, the Company adopted a stock incentive plan (the “stock incentive plan”) according to which options, restricted stock and other awards related to common stock of the Company may be granted to directors, employees and consultants (non-employees) of the Company and the Subsidiary, as determined by the Company’s Board of Directors from time to time. The options outstanding are exercisable within a designated period from the date of grant and at an exercise price, each as determined by the Company’s Board of Directors. The options outstanding to employees, directors and consultants will vest over a period of up to four years from the date of grant. Any option which is cancelled or forfeited before expiration becomes available for future grants.

2.	In March 2013, the Company’s Board of Directors approved an amendment to the stock incentive plan increasing the number of shares of common stock authorized for issuance thereunder to a total of 4,178,571 shares of common stock.

3.	In the year ended December 31, 2015, upon retirement of two directors from the Board of Directors, the Compensation Committee of the Board of Directors approved to allow their options to vest pursuant to their original terms and all their options will have a 10 year contractual life from the date of being granted.

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

4.	In April 2014, stockholders approved an amendment to the Company’s Stock Incentive Plan, increasing the number of shares authorized to be issued under such plan by 2,000,000 shares. In April 2016, stockholders approved an amendment to the Company’s Stock Incentive Plan, increasing the number of shares authorized to be issued under such plan by 3,000,000 shares. A summary of the Company’s activity for options and warrants granted to employees and directors is as follows:

	Number of options and warrants	Weighted average exercise price	Weighted average remaining contractual terms (years)	Aggregate intrinsic value

Outstanding at December 31, 2016	10,433,396	$5.78	6.08	$3,383

Granted	3,749,110	$2.49
Exercised	(6,200)	$3.14
Forfeited	(3,065,944)	$6.97

Outstanding at December 31, 2017	11,110,362	$4.34	6.43	$1

Vested and expected to vest, December 31, 2017	10,791,362	$4.43	6.33	$1

Exercisable at December 31, 2017	6,910,155	$5.12	4.80	$-

As of December 31, 2017, there was $4,798 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted to employees and directors. That cost is expected to be recognized over a weighted-average period of 1.89 years.

d.	Issuance of shares, stock options and warrants to consultants:

1.	A summary of the Company’s activity for options granted under the stock incentive plan and warrants to consultants is as follows:

	Number of options and warrants	Weighted average exercise price	Weighted average remaining contractual terms (years)	Aggregate intrinsic value

Outstanding at December 31, 2016	390,821	$6.95	1.43	$114

Granted	25,000	$1.23
Exercised	-	$-
Forfeited	(255,821)	$8.47

Outstanding at December 31, 2017	160,000	$3.62	2.45	$-

Exercisable at December 31, 2017	135,000	$4.07	1.07	$-

As of December 31, 2017, all compensation cost related to share-based compensation arrangements granted to consultants was recognized.

e.	Compensation expenses:

Compensation expense related to shares, warrants and options granted to employees, directors and consultants was recorded in the Consolidated Statements of Operations in the following line items:

	Year ended December 31,
	2017	2016	2015

Research and development expenses	$1,515	$2,170	$2,087
General and administrative expenses	1,853	4,618	7,101

	$3,368	$6,788	$9,188

f.	Summary of shares to be issued upon exercise of options and warrants:

A summary of shares to be issued upon exercise of all the options and warrants, segregated into ranges, as of December 31, 2017 is presented in the following table:

		As of December 31, 2017
Options / Warrants	Exercise Price per Share ($)	Shares to be Issued upon Exercise of Options and Warrants Outstanding	Shares to be Issued upon Exercise of Options and Warrants Exercisable	Weighted Average Remaining Contractual Terms of Options and Warrants Outstanding (in years)
Options:
Granted to Employees and Directors
	1.07-2.66	2,334,000	60,000	9.5
	3.14-5.07	5,822,567	4,191,668	5.8
	5.22-8.80	2,812,585	2,517,277	5.4

		10,969,152	6,768,945

Granted to Consultants	1.23	25,000	-	9.9
	4.82	10,000	10,000	8.8
		35,000	10,000
Total Shares to be Issued upon Exercise of Options		11,004,152	6,778,945

Warrants:

Granted to Employees and Directors	2.84	141,210	141,210	4.8

Granted to Consultants	3.76-4.99	125,000	125,000	0.4

Granted to Investors	2.84	3,812,694	3,812,694	4.8
	6.78	3,124,319	3,124,319	0.1
		6,937,013	6,937,013

Total Shares to be Issued upon Exercise of Warrants		7,203,223	7,203,223

Total Shares to be Issued upon Exercise of Options and Warrants		18,207,375	13,982,168

NOTE 8:	TAXES ON INCOME

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act makes broad and complex changes to the U.S. tax code, including, but not limited to, reducing the U.S. federal corporate tax rate from 35 percent to 21 percent; eliminating the corporate alternative minimum tax (AMT) and changing how existing AMT credits can be realized; creating a new limitation on deductible interest expense; changing rules related to uses and limitations of net operating loss carryforwards created in tax years beginning after December 31, 2017; limitations on the deductibility of certain executive compensation; and changes to the calculation of the orphan drug credit.

In December 2017, the SEC issued Staff Accounting Bulletin No. 118 (“SAB 118”), which addresses situations where the accounting is incomplete for the income tax effects of the Act. SAB 118 directs taxpayers to consider the impact of the Act as “provisional” when the Company does not have the necessary information available, prepared or analyzed (including computations) to finalize the accounting for the change in tax law. Companies are provided a measurement period of up to one year to obtain, prepare, and analyze information necessary to finalize the accounting for provisional amounts or amounts that cannot be estimated as of December 31, 2017.

With regards to the Tax Act impact on the tax provision as it relates to the company for period year-ending December 31, 2017, we have recognized the provisional impact of tax reform related to the revaluation of deferred tax assets and liabilities from 35% to 21% of $18,039 tax expense, which is offset by a reduction in the valuation allowance.

As a result of changes made by the Tax Act, starting with executive compensation paid in 2018, Section 162(m) will limit us from deducting compensation, including performance-based compensation, in excess of $1,000 paid to certain executives. The only exception to this rule is for compensation that is paid pursuant to a binding contract in effect on November 2, 2017 that would have otherwise been deductible under the prior Section 162(m) rules. The Company has not yet completed an analysis of the binding contract requirement on the various compensation plans to determine the impact of the law change that may affect its deferred tax asset for stock compensation.

With regards to the one-time transition tax, we did not record any tax liability as we estimate that the accumulated earnings and profits of foreign subsidiaries will be in a deficit position. Because of the complexity of the new international tax provisions included in the Act that are not applicable to the Company until 2018, the Company is continuing to evaluate these provisions of the Act and the application of ASC 740.

We will continue to refine our calculations as additional analysis is completed related to the Act. Additional information that may affect our provisional amounts would include further clarification and guidance on how the IRS will implement tax reform, including guidance with respect to the above, further clarification and guidance on how state taxing authorities will implement tax reform and the related effect on our state income tax returns, completion of our 2017 tax return filings, and the potential for additional guidance from the SEC or the FASB related to tax reform. The accounting is expected to be completed when the 2017 U.S. corporate income tax return is filed in 2018.

A reconciliation of income tax benefit computed at the statutory federal income tax rate to income taxes as reflected in the financial statements is as follows:

	December 31,
	2017	2016
Rate reconciliation:
Federal income tax benefit at statutory rate	35.0%	35.0%
State and local tax, net of federal benefit	5.3%	8.2%
Loss in earning of subsidiary	(1.0)%	(2.9)%
Permanent differences	(1.3)%	(2.2)%
Tax credits	2.1%	0.0%
Impact of tax reform	(50.6)%	-
Change in valuation allowance	10.5%	(38.1)%
Effective Income tax rate	0.0%	0.0%

Deferred taxes are recognized for temporary differences between the basis of assets and liabilities for financial statement and income tax purposes. The significant components of the Company’s deferred tax assets are comprised of the following:

	December 31,
	2017	2016
Deferred tax assets:
Net operating loss and credit carryforwards	$45,548	$47,575
Stock Compensation	7,065	8,759
Accrued Expenses	1,497	1,503
Other	23	29

Total deferred tax assets before valuation allowance	54,133	57,866

Valuation allowance	(54,133)	(57,866)

Net deferred tax asset	$-	$-

As of December 31, 2017, the Company had U.S. federal net operating loss carryforwards of $119,251, which may be available to offset future income tax liabilities and will expire beginning in 2020. As of December 31, 2017, the Company also had U.S. state net operating loss carryforwards of $112,260 which may be available to offset future income tax liabilities and will expire beginning in 2018.

The Company has recorded a full valuation allowance against its net deferred tax assets as of December 31, 2017 and 2016, respectively, because the Company has determined that is it more likely than not that these assets will not be fully realized due to historic net operating losses incurred. The Company experienced a net increase of $17,383 and a net decrease of $3,733 in valuation allowance in the years ended December 31, 2016 and 2017, respectively.

As of December 31, 2017, the Company had federal research and development tax credit carryforwards of $1,799 available to reduce future tax liabilities which expire beginning in 2036.

Under the provisions of the Internal Revenue Code, the net operating loss and tax credit carryforwards are subject to review and possible adjustment by the Internal Revenue Service and state tax authorities. Net operating loss and tax credit carryforwards may become subject to an annual limitation in the event of certain cumulative changes in the ownership interest of significant shareholders over a three-year period in excess of 50%, as defined under Sections 382 and 383 of the Internal Revenue Code, respectively, as well as similar state provisions. This could limit the amount of tax attributes that can be utilized annually to offset future taxable income or tax liabilities. The amount of the annual limitation is determined based on the value of the Company immediately prior to the ownership change. Subsequent ownership changes may further affect the limitation in future years. The Company has completed financing since its inception which may have resulted in a change in control as defined by Sections 382 and 383 of the Internal Revenue Code, or could result in a change in control in the future.

The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal, state, and foreign jurisdictions, where applicable. The Company’s tax years are still open under status from 2014 to present. All open years maybe be examined to the extent that tax credit or net operating loss carryforward are used in future periods. The Company will recognize interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2017, the Company had no accrued interest or penalties related to uncertain tax positions and no amounts have been recognized in the Company’s consolidated statements of operations.

NOTE 9:	FINANCIAL INCOME (EXPENSE)

	Year ended December 31,
	2017	2016	2015

Financial expenses:
Bank charges	(3)	$(15)	$(20)
Warrant valuation	-	-	(1,370)
Foreign currency remeasurement adjustments	(4)	-	(17)
Others	(34)	(9)	(1)

	(41)	$(24)	$(1,408)

Financial income:
Foreign currency remeasurement adjustments	-	$5	$-
Interest on cash equivalents, short-term bank deposits	22	10	1
Others	5	-	-

	27	$15	$1

NOTE 10:	FAIR VALUE MEASUREMENTS

The Company classified certain warrants with down-round protection issued to investors through the years 2006 and 2007 and warrants issued to the purchasers of convertible debentures in 2010 as a liability at their fair value according to ASC 815-40-15-71. The liability in respect of these warrants was remeasured at each reporting period until exercised or expired. Changes in the fair value of these warrants were reported in the Consolidated Statements of Operations as financial income or expense. As of September 30, 2015, this class of warrants had all been exercised or expired, thus there were no need for additional warrant revaluation after that time period.

NOTE 11:	LOSS PER SHARE

The Company computes basic net loss per share by dividing net loss by the weighted average number of shares outstanding, which includes stock issued and outstanding. The Company computes diluted net loss per share by dividing net loss by the weighted average number of shares and potential shares from outstanding stock options. Since the Company had a net loss for all periods presented, the effect of all potentially dilutive securities is anti-dilutive. Accordingly, basic and diluted net loss per share is the same for the year ended December, 2017, 2016 and 2015.

The following table presents anti-dilutive shares for the year ended December 31, 2017, 2016, and 2015:

	Year ended December 31,
	2017	2016	2015
Weighted-average anti-dilutive shares related to:
Outstanding stock options	11,105,065	10,678,393	8,917,389
Outstanding warrants	4,830,901	5,877,581	9,023,766
	15,935,966	16,555,974	17,941,155

NOTE 12:	QUARTERLY FINANCIAL DATA

	Three Months Ended
	(Unaudited)
	March 31	June 30	September 30	December 31
2017:
Gross R&D expenses	$(7,947)	$(5,667)	$(6,299)	$(5,263)
Net R&D expenses	$(7,947)	$(5,667)	$(6,299)	$(5,263)
G&A expenses	$(2,988)	$(2,369)	$(2,270)	$(1,897)
Operating loss	$(10,935)	$(8,036)	$(8,569)	$(7,160)
Financial income (expense)	$18	$3	$(36)	$1
Net loss	$(10,917)	$(8,033)	$(8,605)	$(7,159)
Basic loss per share	$(0.29)	$(0.22)	$(0.23)	$(0.13)
Diluted loss per share	$(0.29)	$(0.22)	$(0.23)	$(0.13)
Weighted average number of shares used in computing basic loss per share	37,108,261	37,110,043	37,110,043	55,225,985
Weighted average number of shares used in computing diluted loss per share	37,108,261	37,110,043	37,110,043	55,225,985
2016:
Gross R&D expenses	$(6,951)	$(8,741)	$(7,725)	$(5,135)
Net R&D expenses	$(6,951)	$(8,741)	$(7,529)	$(5,135)
G&A expenses	$(4,191)	$(2,945)	$(3,042)	$(3,345)
Operating loss	$(11,142)	$(11,686)	$(10,571)	$(8,480)
Financial (expense) income	$(2)	$(18)	$14	$(3)
Net loss	$(11,144)	$(11,707)	$(10,570)	$(8,483)
Basic loss per share	$(0.34)	$(0.35)	$(0.29)	$(0.23)
Diluted loss per share	$(0.34)	$(0.35)	$(0.29)	$(0.23)
Weighted average number of shares used in computing basic loss per share	32,953,542	33,469,789	37,080,789	37,100,778
Weighted average number of shares used in computing diluted loss per share	32,953,542	33,469,789	37,080,789	37,100,778

* * * * * * * * * * * * * * * * * * *

ITEM 9 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

ITEM 9A - Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Exchange Act Rule 13a-15(b), in connection with the filing of this Annual Report on Form 10-K, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2017, the end of the period covered by this report.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on our evaluation under the framework set forth in Internal Control –Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2017.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the year ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B - Other Information.

None.

PART III

ITEM 10 - Directors, Executive Officers and Corporate Governance.

Information required by Item 10 is incorporated by reference to our definitive proxy statement for our annual stockholders’ meeting presently scheduled to be held in June 2018.

ITEM 11 - Executive Compensation.

Information required by Item 11 is incorporated by reference to our definitive proxy statement for our annual stockholders’ meeting presently scheduled to be held in June 2018.

ITEM 12 - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information required by Item 12 is incorporated by reference to our definitive proxy statement for our annual stockholders’ meeting presently scheduled to be held in June 2018.

ITEM 13 - Certain Relationships and Related Transactions, and Director Independence.

Information required by Item 13 is incorporated by reference to our definitive proxy statement for our annual stockholders’ meeting presently scheduled to be held in June 2018.

ITEM 14 - Principal Accountant Fees and Services.

Information required by Item 14 is incorporated by reference to our definitive proxy statement for our annual stockholders’ meeting presently scheduled to be held in June 2018.

PART IV

ITEM 15 - Exhibits and Financial Statement Schedules.

(a)(1) Financial Statements.

(a)(2) Financial Statement Schedules. No financial statement schedules are provided because the information called for is not required or is shown either in the financial statements or the notes thereto.

(a)(3) Exhibits. The list of exhibits filed with or incorporated by reference in this Annual Report on Form 10-K is set forth below.

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation (previously filed as Exhibit 3.1 to the Company’s Registration Statement on Form S-1 filed November 5, 2010 and incorporated herein by reference).

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation (previously filed as Exhibit 3.2 to the Company’s Registration Statement on Form S-1 filed November 5, 2010 and incorporated herein by reference).

3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation dated as of February 14, 2011 (previously filed as Exhibit 4.3 to the Company’s Post-Effective Amendment No. 1 to Form S-1 on Form S-3 filed July 16, 2012 and incorporated herein by reference).

3.4	Third Amended and Restated By-Laws (previously filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K filed December 15, 2016 and incorporated herein by reference).

3.5	Certificate of Amendment to the Amended and Restated Certificate of Incorporation (previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed October 18, 2017 and incorporated herein by reference).

4.1	Specimen Common Stock Certificate (previously filed as Exhibit 4.1 to the Company’s Amendment No. 4 to Registration Statement on Form S-1 filed February 22, 2011 and incorporated herein by reference).

4.2	Registration Rights Agreement, dated as of May 25, 2009, between the Company and the person named therein (previously filed as Exhibit 4.2 to the Company’s Registration Statement on Form S-1 filed November 5, 2010 and incorporated herein by reference).

4.3	Registration Rights Agreement, dated as of September 15, 2010, between the Company and the persons named therein (previously filed as Exhibit 4.3 to the Company’s Registration Statement on Form S-1 filed November 5, 2010 and incorporated herein by reference).

4.4	Form of Warrant Certificate, dated as of June 18, 2012 (previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed June 19, 2012 and incorporated herein by reference).

Exhibit No.	Description

4.5	Warrant Agreement, dated as of June 18, 2012, between Medgenics, Inc. and Corporate Stock Transfer, Inc., as warrant agent (previously filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed June 19, 2012 and incorporated herein by reference).

4.6	Common Stock Purchase Warrant, dated as of June 18, 2012, issued to Maxim Partners LLC (previously filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed June 19, 2012 and incorporated herein by reference).

4.7	Registration Rights Agreement, dated as of June 18, 2012, by and among Medgenics, Inc. and the investors party thereto (previously filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K filed June 19, 2012 and incorporated herein by reference).

4.8	Warrant Agreement, dated as of February 8, 2013, between Medgenics, Inc. and Corporate Stock Transfer, Inc. (previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed February 8, 2013 and incorporated herein by reference).

4.9	Form of Series 2013-A Warrant Certificate (previously filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed February 8, 2013 and incorporated herein by reference).

4.10	Form of Warrant (previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed August 11, 2017 and incorporated herein by reference).

10.1†	Medgenics, Inc. Stock Incentive Plan, as amended and restated effective March 5, 2012 (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 5, 2012 and incorporated herein by reference).

10.2†	First Amendment of the Medgenics, Inc. Stock Incentive Plan (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 1, 2013 and incorporated herein by reference).

10.3†	Second Amendment of the Medgenics, Inc. Stock Incentive Plan (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 9, 2014 and incorporated herein by reference).

10.4†	Third Amendment to Medgenics, Inc. Stock Incentive Plan (as amended and restated March 5, 2012), dated April 12, 2016 (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 13, 2016 and incorporated herein by reference).

10.5†	Form of Non-Qualified Stock Option Award Agreement under the Medgenics, Inc. Stock Incentive Plan (previously filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 and incorporated herein by reference).

10.6†	Form of Restricted Stock Award Agreement under the Medgenics, Inc. Stock Incentive Plan (previously filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 and incorporated herein by reference).

10.7†	Form of Non-Qualified Stock Option Award Terms (Outside of Plan) (previously filed as Exhibit 4.7 to the Company’s Registration Statement on Form S-8 filed October 15, 2013 and incorporated herein by reference).

10.8†	Employment Agreement, dated as of September 13, 2013, between Medgenics, Inc. and Michael Cola (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 16, 2013 and incorporated herein by reference).

Exhibit No.	Description

10.9†	Executive Director Appointment Letter, dated as of September 13, 2013, between Medgenics, Inc. and Michael Cola (previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed September 16, 2013 and incorporated herein by reference).

10.10†	Employment Agreement, dated as of September 13, 2013, between Medgenics, Inc. and John Leaman (previously filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed September 16, 2013 and incorporated herein by reference).

10.11†	Employment Agreement, dated as of September 13, 2013, between Medgenics, Inc. and Garry Neil (previously filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed September 16, 2013 and incorporated herein by reference).

10.12†	Employment Agreement, dated as of September 8, 2014, between Medgenics, Inc. and Scott Applebaum (previously filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 and incorporated herein by reference).

10.13†	Non-Executive Director Appointment Letter, dated as of November 14, 2007, for Eugene Andrew Bauer (previously filed as Exhibit 10.12 to the Company’s Registration Statement on Form S-1 filed November 5, 2010 and incorporated herein by reference).

10.14†	Non-Executive Director Appointment Letter, dated as of June 6, 2011, for Isaac Blech (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 5, 2011 and incorporated herein by reference).

10.15†	Medgenics, Inc. Non-Qualified Stock Option Award Terms between Medgenics, Inc. and Sol J. Barer (previously filed as Exhibit 4.7 to the Company’s Registration Statement on Form S-8 filed August 1, 2012 and incorporated herein by reference).

10.16†	Director Appointment Letter, dated as of August 6, 2012, between Medgenics, Inc. and Sol J. Barer (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K/A filed August 8, 2012 and incorporated herein by reference).

10.17†	Non-Executive Director Appointment Letter, dated as of March 8, 2013, between Medgenics, Inc. and Joseph J. Grano, Jr. (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 14, 2013 and incorporated herein by reference).

10.18†	Non-Executive Director Appointment Letter, dated as of October 16, 2013, between Medgenics, Inc. and Wilbur H. Gantz (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 18, 2013 and incorporated herein by reference).

10.19†	Non-Executive Director Appointment Letter, dated as of May 21, 2015, between Medgenics, Inc. and Barbara G. Duncan (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 10, 2015 and incorporated herein by reference).

10.20*	Sponsored Research Agreement, dated as of November 12, 2014, between Medgenics Medical Israel Ltd. and The Children’s Hospital of Philadelphia (previously filed as Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 and incorporated herein by reference).

10.21	Amendment #1 to Sponsored Research Agreement, dated December 18, 2015, by and between Medgenics Medical Israel Ltd. and the Children’s Hospital of Philadelphia (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 22, 2015 and incorporated herein by reference).

10.22*	License Agreement, dated as of November 12, 2014, between Medgenics Medical Israel Ltd. and The Children’s Hospital of Philadelphia (previously filed as Exhibit 10.29 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 and incorporated herein by reference).

Exhibit No.	Description

10.23*	Equity Interest Purchase Agreement, dated as of September 9, 2015, among Medgenics, Inc., neuroFix therapeutics, inc., neuroFix, LLC, The Children’s Hospital Of Philadelphia, Philip Harper and Hakon Hakonarson (previously filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 and incorporated herein by reference).

10.24*	License Agreement, dated as of September 9, 2015, between neuroFix, LLC and The Children’s Hospital Of Philadelphia (previously filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 and incorporated herein by reference).

10.25	Purchase Agreement dated October 1, 2015 by and among Medgenics, Inc. and Piper Jaffray & Co., as representative of the several underwriters set forth on Schedule I thereto (previously filed as Exhibit 1.1 to the Company’s Current Report on Form 8-K filed October 7, 2015 and incorporated herein by reference).

10.26†	Letter Agreement, by and between Medgenics, Inc. and Brian Piper, dated February 1, 2016 (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 3, 2016 and incorporated herein by reference).

10.27†	Agreement and Release and Waiver, by and between Medgenics, Inc. and John Leaman, dated February 1, 2016 (previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed February 3, 2016 and incorporated herein by reference).

10.28	Purchase Agreement, by and among Medgenics, Inc. and Jefferies LLC, as representative of the several underwriters set forth on Schedule I thereto, dated June 21, 2016 (previously filed as Exhibit 1.1 to the Company’s Current Report on Form 8-K filed June 24, 2016 and incorporated herein by reference).

10.29*	Clinical Development and Option Agreement, by and between Medgenics, Inc. and Kyowa Hakko Kirin Co., Ltd., dated June 6, 2016 (previously filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 and incorporated herein by reference).

10.30*	Amendment No. 1 to License Agreement, dated as of February 14, 2017, by and between The Children’s Hospital of Philadelphia and Medgenics Medical Israel Ltd (previously filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 and incorporated herein by reference).

10.31	Amendment No. 2 to Sponsored Research Agreement, dated as of February 16, 2017, by and between The Children’s Hospital of Philadelphia and Medgenics Medical Israel, Ltd (previously filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 and incorporated herein by reference).

10.32	Securities Purchase Agreement (previously filed as Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A filed on September 8, 2017 and incorporated herein by reference).

10.33	Registration Rights Agreement (previously filed as Appendix B to the Company’s Definitive Proxy Statement on Schedule 14A filed on September 8, 2017 and incorporated herein by reference).

10.34	Form of Indemnification Agreement (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 4, 2017 and incorporated herein by reference).

16.1	Letter from Kost Forer Gabbay & Kasierer to the U.S. Securities and Exchange Commission, regarding change in certifying accountant of the Company, dated August 4, 2016 (previously filed as Exhibit 16.1 to the Company’s Current Report on Form 8-K filed August 4, 2016 and incorporated herein by reference).

Exhibit No.	Description

21.1	Subsidiaries of the Company (filed herewith).

23.1	Consent of Ernst & Young LLP US (filed herewith).

23.2	Consent of KOST FORER GABBAY & KASIERER (filed herewith).

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101	Interactive Data File (filed herewith).

†	Indicates a management contract or compensatory plan or arrangement contemplated by Item 15(a)(3) of Form 10-K.

*	Portions of this exhibit have been omitted pursuant to a request for confidential treatment on file with the Securities and Exchange Commission.

ITEM 16 – Form 10-K Summary.

We have opted to not provide a summary.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AEVI GENOMIC MEDICINE, INC.

Date: March 13, 2018	By:	/s/ Michael F. Cola
Michael F. Cola
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Michael F. Cola	President, Chief Executive Officer and Director	March 13, 2018
Michael F. Cola	(Principal Executive Officer)

/s/ Brian D. Piper	Chief Financial Officer	March 13, 2018
Brian D. Piper	(Principal Financial Officer & Principal Accounting Officer)

/s/ Sol J. Barer	Chairman of the Board of Directors	March 13, 2018
Sol J. Barer

/s/ Eugene A. Bauer	Director	March 13, 2018
Eugene A. Bauer

/s/ Alastair Clemow	Director	March 13, 2018
Alastair Clemow

/s/ Barbara Duncan	Director	March 13, 2018
Barbara Duncan

/s/ Wilbur H. Gantz	Director	March 13, 2018
Wilbur H. Gantz

/s/ Joseph J. Grano, Jr.	Director	March 13, 2018
Joseph J. Grano, Jr.

/s/ Matthew D. Bayley	Director	March 13, 2018
Matthew D. Bayley

-62-