Form 10-Q
period 2018-03-31
Aevi Genomic Medicine, Inc.
filed 2018-05-15
CIK 1138776

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

As of May 10, 2018, the registrant had 59,337,265 shares of common stock, $0.0001 par value, outstanding.

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

-i-

AEVI GENOMIC MEDICINE, INC. AND ITS SUBSIDIARY

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	March 31, 2018	December 31, 2017
	Unaudited	Audited
ASSETS

CURRENT ASSETS:

Cash and cash equivalents	$26,520	$33,729
Prepaid expenses and other current assets	801	893

Total current assets	27,321	34,622

LONG-TERM ASSETS:

Lease deposits	11	11
Property and equipment, net	69	85
Other long-term assets	33	43

Total long-term assets	113	139

Total assets	$27,434	$34,761

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:

Trade payables	$1,685	$943
Other accounts payable and accrued expenses	3,054	3,197

Total current liabilities	4,739	4,140

Total liabilities	4,739	4,140

STOCKHOLDERS’ EQUITY:

Common stock - $0.0001 par value; 200,000,000 shares authorized; 59,337,265 shares issued and outstanding at March 31, 2018; 59,332,265 shares issued and outstanding at December 31, 2017	$6	$6
Additional paid-in capital	246,376	245,593
Accumulated deficit	(223,687)	(214,978)

Total stockholders’ equity	22,695	30,621

Total liabilities and stockholders’ equity	$27,434	$34,761

The accompanying notes are an integral part of the condensed consolidated financial statements.

AEVI GENOMIC MEDICINE, INC. AND ITS SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)

	Three months ended March 31,
	2018	2017
	Unaudited
Research and development expenses	$6,561	$7,947

General and administrative expenses	2,174	2,988

Operating loss	(8,735)	(10,935)
Financial income	26	18

Net loss	$(8,709)	$(10,917)

Basic and diluted loss per share	$(0.15)	$(0.29)
Weighted average number of common stock used in computing basic and diluted loss per share	59,334,821	37,108,261

The accompanying notes are an integral part of the condensed consolidated financial statements.

AEVI GENOMIC MEDICINE, INC. AND ITS SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three months ended March 31,
	2018	2017
	Unaudited

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(8,709)	$(10,917)
Adjustments to reconcile loss to net cash used in operating activities:
Depreciation	16	41
Stock-based compensation	749	1,001
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	92	(646)
Trade payables	742	2,663
Other accounts payable and accrued expenses	(143)	(2,796)
Other long term assets	10	-
Net cash used in operating activities	$(7,243)	$(10,654)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	-	-
Net cash provided by (used in) investing activities	$-	$-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of options and warrants	34	19
Net cash provided by financing activities	$34	$19

Decrease in cash and cash equivalents	(7,209)	(10,635)

Balance of cash and cash equivalents at the beginning of the period	33,729	39,838

Balance of cash and cash equivalents at the end of the period	$26,520	$29,203

The accompanying notes are an integral part of the condensed consolidated financial statements.

AEVI GENOMIC MEDICINE, INC. AND ITS SUBSIDIARY

NOTES TO THE FINANCIAL STATEMENTS
(In thousands, except share and per share data)

NOTE 1: GENERAL

a.	Aevi Genomic Medicine Inc. (the “Company”) was incorporated in January 2000 in Delaware as Medgenics, Inc. The Company has a wholly-owned subsidiary, Medgenics Medical Israel Ltd. (the “Subsidiary”), which was incorporated in Israel in March 2000. The Company is a clinical stage biopharmaceutical company with an emphasis on genomic medicine.

Since October 21, 2016 the Company’s common stock (the “Common Stock”) has been traded on the NASDAQ Global Market.

b.	As reflected in the accompanying financial statements, the Company incurred a net loss and negative cash flow from operating activities for the three-month period ended March 31, 2018 of $8,709 and $7,243, respectively. The accumulated deficit as of March 31, 2018 was $223,687. As of March 31, 2018, the Company had cash and cash equivalents of $26,520, which it believes will provide funding for its operations into the first quarter of 2019. The Company and the Subsidiary have not yet generated revenues from product sales. See Note 3 below, for additional information regarding liquidity risks and management’s plans.

c.	The Children’s Hospital of Philadelphia Foundation (the “CHOP Foundation”) is our largest stockholder. As of March 31, 2018, the CHOP Foundation beneficially owned 18,697,233 shares of our common stock. The shares of common stock beneficially owned by the CHOP Foundation represent approximately 30.1% of our outstanding shares of common stock.

NOTE 2: SIGNIFICANT ACCOUNTING POLICIES

a.	The accompanying unaudited condensed financial statements of the Company, have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and the rules of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the audited financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2017 (“2017 Form 10-K”) as filed with the SEC. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements that would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year as reported in the 2017 Form 10-K have been omitted.

b.	Recently issued accounting pronouncements:

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

AEVI GENOMIC MEDICINE, INC. AND ITS SUBSIDIARY

NOTE 3: LIQUIDITY RISKS AND MANAGEMENT’S PLANS

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

The Company has financed its operations primarily through issuance of equity and grants from other third parties. As of March 31, 2018, the Company had cash and cash equivalents of $26,520 and liabilities of $4,739. The Company has incurred recurring operating losses since inception. For the three months ended March 31, 2018, the Company incurred a net loss of $8,709 and as of March 31, 2018 the Company has an accumulated deficit of $223,687. The Company anticipates operating losses to continue for the foreseeable future due to, among other things, costs related to research, development of its product candidates and its preclinical programs, and its administrative organization. The Company will require substantial additional financing to fund its operations and to continue to execute its strategy. These conditions raise substantial doubt about its ability to continue as a going concern within one year after the date that the financial statements are issued.

To alleviate the conditions that raise substantial doubt about the Company’s ability to continue as a going concern, management is exploring various sources of funding such as strategic collaborations, license agreements, and issuance of equity and/or debt securities. If the Company raises additional funds through strategic collaborations and alliances or licensing agreements with third parties, which may include existing collaboration partners, the Company may have to relinquish valuable rights to its technologies or product candidates, including AEVI-001 and AEVI-002, or grant licenses on terms that are not favorable to the Company. To the extent that the Company raises additional capital through the sale of equity, the ownership interest of its existing shareholders will be diluted and other preferences may be necessary that adversely affect the rights of existing shareholders. If none of these alternatives is available, or if available, the Company is unable to raise sufficient capital through such transactions, it will not have sufficient cash resources and liquidity to fund its business operations for at least the next year after the date of the filing of this Quarterly Report on Form 10-Q. Accordingly, management has concluded that substantial doubt exists with respect to the Company’s ability to continue as a going concern within one year after the date of the filing of this Quarterly Report on Form 10-Q.

NOTE 4: COMMITMENTS AND CONTINGENCIES

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

In June 2017, the Company entered into an amendment to the Research Agreement, which extended the Research Agreement through June 30, 2019, for which payments totaling $5,937 will be due in 2018 and $2,375 will be due in 2019.  As of March 31, 2018, the Company has total payables related to the CHOP sponsored research agreement of $1,389, allocated between accrued expenses and trade payables.

AEVI GENOMIC MEDICINE, INC. AND ITS SUBSIDIARY

NOTE 5:- STOCKHOLDERS’ EQUITY

a.	Issuance of stock options and warrants to employees and directors:

A summary of the Company’s activity for options and warrants granted to employees and directors is as follows:

	Three months ended March 31, 2018
	Number of options and warrants	Weighted average exercise price	Weighted average remaining contractual terms (years)	Aggregate intrinsic value
Outstanding at December 31, 2017	11,110,362	$4.34	6.43	$1

Granted	15,000	$1.52

Exercised	-	$-

Forfeited	(1,684,264)	$4.50

Outstanding at March 31, 2018	9,441,098	$4.31	6.91	$1,448

Vested and expected to vest at March 31, 2018	9,259,798	$4.37	6.85	$1,322

Exercisable at March 31, 2018	6,017,740	$5.16	5.75	$5

As of March 31, 2018, there was $3,995 of total unrecognized compensation cost related to non-vested stock-based compensation arrangements granted to employees and directors. That cost is expected to be recognized over a weighted-average period of 1.65 years.

b.	Issuance of options and warrants to consultants:

A summary of the Company’s activity for warrants and options granted to consultants is as follows:

	Three months ended March 31, 2018
	Number of options and warrants	Weighted average exercise price	Weighted average remaining contractual terms (years)	Aggregate intrinsic value
Outstanding at December 31, 2017	160,000	$3.62	2.45	$-

Granted	40,000	$1.52

Exercised	-	$-

Forfeited	(23,300)	$1.40

Outstanding at March 31, 2018	176,700	$3.44	2.93	$25

Vested and expected to vest at March 31, 2018	161,000	$3.66	2.27	$13

Exercisable at March 31, 2018	161,000	$3.66	2.27	$13

AEVI GENOMIC MEDICINE, INC. AND ITS SUBSIDIARY

As of March 31, 2018, there was no unrecognized compensation cost related to non-vested stock-based compensation arrangements granted to consultants.

c.	Stock-based compensation expense:

Compensation expense related to warrants and options granted to employees, directors and consultants was recorded in the Consolidated Statement of Operations in the following line items:

	Three months ended March 31,
	2018	2017
Research and development expenses	$332	$445
General and administrative expenses	417	556
	$749	$1,001

d.	Summary of shares to be issued upon exercise of options and warrants:

A summary of shares to be issued upon exercise of all the options and warrants, segregated into ranges, as of March 31, 2018 is presented in the following table:

		As of March 31, 2018
Options / Warrants	Exercise price per share ($)	Shares to be issued upon exercise of options and warrants outstanding	Shares to be issued upon exercise of options and warrants exercisable	Weighted average remaining contractual terms of options and warrants (in years)
Options:
Granted to employees and directors
	1.07-2.66	2,130,050	69,750	9.2
	3.14-5.07	4,657,567	3,456,967	6.8
	5.22-8.80	2,512,271	2,349,813	5.3
		9,299,888	5,876,530

Granted to consultants
	1.23-1.52	41,700	26,000	9.8
	4.82	10,000	10,000	8.6
		51,700	36,000
Total shares to be issued upon exercise of options		9,351,588	5,912,530

Warrants:

Issued to employees and directors	2.84	141,210	141,210	4.6

Issued to consultants	3.76-4.99	125,000	125,000	0.2

Issued to investors	2.84	3,812,694	3,812,694	4.6

Total shares to be issued upon exercise of warrants		4,078,904	4,078,904

Total shares to be issued upon exercise of options and warrants		13,430,492	9,991,434

AEVI GENOMIC MEDICINE, INC. AND ITS SUBSIDIARY

NOTE 6: LOSS PER SHARE

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

The following table presents anti-dilutive shares for the three months ended March 31, 2018 and 2017:

	Three months ended March 31,
	2018	2017
Weighted-average anti-dilutive shares related to:
Outstanding stock options	10,278,652	10,767,160
Outstanding warrants	5,606,349	4,909,393
	15,885,001	15,676,553

NOTE 7: SUBSEQUENT EVENTS

The Company became aware that certain option grants in August 2017 to Michael Cola, Garry Neil and Brian Piper exceeded the applicable annual limit set forth in the Company’s incentive compensation plan and were, therefore, null and void. Each applicable executive has acknowledged the cancellation of the excess portion of such awards to reduce the number of options granted to meet the plan limitation.  Given the recent changes in U.S. tax law, this annual limitation is no longer in effect. In order to provide the same relative value of such awards, the Company’s Compensation Committee and Board, on May 14, 2018, approved the grant of options to purchase an aggregate of 1,020,000 shares to the executives (450,000 shares in the case of Mr. Cola, 300,000 shares in the case of Dr. Neil and 270,000 shares in the case of Mr. Piper) at an exercise price of $1.51, the closing price of the Company’s common stock on the date of grant. The expense recognized in the financial statements for the awards which were cancelled was not material to the consolidated financial statements.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read together with our financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Forward-looking statements are often identified by the use of words such as, but not limited to, “can,” “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “continues,” “anticipates,” “intends,” “seeks,” “targets,” “believes,” “estimates,” “projects,” “predicts,” “potential” and similar expressions or variations intended to identify forward-looking statements. These statements are based on the beliefs and assumptions of our management based on information currently available to them. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section titled “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2017, and any updates to those risk factors included in Part II, Item 1A of this Quarterly Report on Form 10-Q. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

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

CAG continues to discover important and novel genetic biomarkers by both genome-wide association studies and exome sequencing and analysis of affected individuals and their family members. Such markers not only identify patients with the disease but frequently point to the potential cause of the disease and suggest targets and feasible intervention strategies that include protein or peptide therapy, monoclonal antibodies, drugs or gene therapy. By working initially in pediatric populations of specific diseases, we can try to minimize the confounding environmental factors seen in older patients. In addition, the availability of robust genetic biomarkers allows us to design trials that focus on a highly-enriched patient population that we believe is more likely to respond to targeted therapies and further enhance the likelihood of clinical and regulatory success. We believe this will allow us to implement clinical development programs that will lead to medicines that can address critical needs in patients suffering from rare and orphan diseases.

The Children’s Hospital of Philadelphia Foundation (the “CHOP Foundation”) is our largest stockholder. As of March 31, 2018, the CHOP Foundation beneficially owned 18,697,233 shares of our common stock. The shares of common stock beneficially owned by the CHOP Foundation represent approximately 30.1% of our outstanding shares of common stock.

AEVI-001 (mGluR+ Genetic Subset Attention Deficit Hyperactivity Disorder (“ADHD”)

The lead program from our genomic research collaboration with CHOP is the development candidate AEVI-001, an oral, non-stimulant glutamatergic neuromodulator. Through our acquisition of neuroFix, LLC, or neuroFix, in September 2015, we acquired the rights to develop AEVI-001 (then known as NFC-1), as well as the rights to certain data derived from a clinical trial and other studies of AEVI-001.

The selection of AEVI-001 for development in the mGluR+ ADHD patients was the result of a rational search process conducted to specifically identify therapeutic candidates with a demonstrated ability to modulate glutamate signaling via the mGluR network. The role of glutamate in ADHD and other central nervous system (“CNS”) disorders is supported by recent neuroimaging studies that suggest glutamate levels are abnormal in children with ADHD. These abnormalities appear to be concentrated in the anterior singular cortex region of the brain, as evidenced by volumetric and functional magnetic resonance imagery studies, as well as targeted studies of magnetic resonance spectroscopy. Additional supportive evidence for targeting glutamate modulation is provided by genetic studies that have identified mutations in glutamatergic genes that are enriched in children with ADHD.

Our ADHD Opportunity

We are developing AEVI-001 to treat a sub-population of ADHD patients who have genetic mutations that disrupt the mGluR network, resulting in glutamate imbalance. ADHD is one of the most common childhood neurodevelopmental disorders. In the United States, the Centers for Disease Control estimates that 6.4 million children 4-17 years of age (11%) have been diagnosed with ADHD. It is usually first diagnosed in childhood and often lasts into adulthood. Approximately 22% of ADHD patients aged 6-17 years are mGluR mutation positive, thereby representing approximately 1.5 million pediatric patients in the United States, and assuming a similar prevalence rate in adults, potentially representing 2.5 million adult patients in the United States.

ADHD is defined as a persistent pattern of inattention and/or hyperactivity-impulsivity that interferes with functioning or development. ADHD can cause significant impairment in childhood and throughout the lifespan, as well as increased mortality and psychosocial adversity. There is no definitive management for ADHD; current management frequently includes a combination of educational support, behavioral interventions, and pharmacotherapy. Current standard of care is the stimulant class of medications including immediate- and extended-release methylphenidate and amphetamine; these products represent 90% of sales in the United States. In 2016, ADHD pharmaceutical product sales in the United States were approximately $11 billion, and grew at a compounded annual growth rate of approximately 2% from 2012 to 2016. However, while conferring great benefit for many individuals, currently available ADHD medications also have significant adverse effects including decreased appetite, weight loss, and insomnia.

Prevalence of mGluR Network Mutations

To examine the prevalence of mGluR network mutations in the broader pediatric and adolescent ADHD populations, we conducted a non-interventional phenotype/genotype study at 32 sites across the United States. The study genotyped 1,876 ADHD patients aged 6-17 years, with 420 children and adolescents being mGluR+ (22.4%). A higher prevalence (75/292, 26%) was seen in patients aged 6-12 years than patients aged 13-17 years (344/1584, 21%). The data also showed that patients with the mGluR mutations had statistically significantly higher prevalence of symptoms associated with inappropriate movements, disruptive behavior, and anger control.

mGluR Network Mutations Highly Predictive of ADHD

A study identified 3,445 ADHD patients from the CHOP Psychiatry and Behavioral Sciences Clinics, who had previously been genotyped, to classify the prevalence of copy number variation mGluR+ mutations and the proportion of those patients who had already been diagnosed with ADHD. The research demonstrated an association between mutations in the mGluR pathway and ADHD in pediatric patients who possess these mutations. The study also demonstrated the highly predictive capabilities of the genetic biomarker, as demonstrated by the fact that 98% of the patients with the identified mGluR network mutations had a positive diagnosis of ADHD (the study was conducted on a blinded basis). We believe the genomic validation for AEVI-001 could address a key inefficiency in the current ADHD diagnosis and treatment paradigm and may potentially lead to improved safety and ultimately a personalized approach to treatment.

Development of AEVI-001 in mGluR+ Genetic Subset ADHD

AEVI-001 completed a Phase 2/3 trial (which we refer to as the SAGA trial) in adolescent ADHD patients with specific mutations in their mGluR gene network, which we refer to as mGluR+ ADHD, in the first quarter of 2017. Although AEVI-001 did not meet the primary endpoint of reduction on the ADHD rating scale (ADHD-RS) compared to placebo, in the SAGA trial, the drug did demonstrate statistically significant and clinically meaningful improvement compared to placebo in a pre-specified responder analysis of improvement in ADHD-RS scores of 30% or more from baseline [ADHD-RS reduction of 17.6, p < .005]. In a second pre-specified responder analysis of Clinical Global Impression of Improvement scale (CGI-I), a key secondary endpoint, AEVI-001 demonstrated a statistically significant and clinically meaningful improvement compared to placebo [57% of patients treated with AEVI-001 achieved a score of much improved or very much improved compared to 33% on placebo, p=0.0155]. Additionally, the safety analysis demonstrated that AEVI-001 was well tolerated at all doses and the majority of adverse events were generally mild to moderate in severity. There were no serious adverse events.

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

One of the neurodevelopmental genes, contactin-4 (CNTN4), has been previously identified as being important in Autism Spectrum Disorder (ASD) and represents approximately 5% of the overall pediatric ADHD patient population. The CNTN4 mutation phenotype is relatively severe, with an increased prevalence of emotional dysregulation, which includes issues related to anger control, risk taking, and inappropriate movements and sounds. All of the CNTN4 mutation positive (CNTN4+) patients on treatment (n=6, 100%) had clinically meaningful and statistically significant response to therapy with AEVI-001 [ADHD-RS reduction of 20.8, p=0.03].

Importantly, these results clarify a path forward for the continued development of AEVI-001 in ADHD, as well as potentially in other neurodevelopmental disorders, including but not limited to ASD and Pediatric Generalized Anxiety Disorder. We have initiated a Phase 2 trial in the mGluR mutation positive genetic subset ADHD (“mGluR+ Genetic Subset ADHD”) to confirm genetic responders to AEVI-001. Patient screening began in the third quarter of 2017 and data is expected by mid-2018.

In the United States, mGluR+ Genetic Subset ADHD represents approximately 10% of pediatric ADHD patients, estimated at 600,000 pediatric patients and, assuming a similar prevalence rate in adults, 1.5 million adult patients. Based on pricing assumptions of currently available ADHD therapies, as well as established compliance and adherence rates, this equates to a potential $2 billion to $3 billion market opportunity for AEVI-001.

Diagnostic Development in ADHD

As part of our precision medicine strategy, Aevi is looking to develop and commercialize novel diagnostic tests to support therapies in development. For AEVI-001, Aevi is developing a stand-alone diagnostic to be used as an aid in the diagnosis of ADHD in patients aged 6-17, based on the discovery that mutations in the mGluR network are highly associated with ADHD. Aevi has engaged in discussions with the US FDA on seeking a path to approval for the diagnostic test, although there is no guarantee that the test will be approved. In addition to potentially providing valuable information for the diagnosis of pediatric patients with mGluR+ ADHD, the diagnostic could support pre-identification of patients for future clinical trials in ADHD.

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

The GREAT Study

A Phase Ib proof-of-concept trial (which we refer to as the GREAT trial) of AEVI-001 in adolescent patients with ADHD was completed in 2015. The study enrolled 30 adolescents aged 12-17 with severe and genetically confirmed mGluR+ ADHD. Of the 30 enrolled patients, 17 had Tier 1 mGluR mutations, which are mutations in genes in the mGluR receptors or in genes that directly influence mGluR signaling. Seven patients had Tier 2 mutations, which are mutations in genes that encode proteins that influence mGluR. The remaining six patients had more distal Tier 3 mutations, which are mutations in genes that encode proteins that influence Tier 1 and Tier 2 genes.

Part 1 of the study measured safety and the pharmacokinetic profile of single ascending doses of 50-800mg of AEVI- 001. Part 2 of the study was single-blinded to patients and caregivers. Dosing was one week with placebo followed by four weeks of ascending doses from 50mg BID to 400mg BID of AEVI-001. The study used the Clinical Global Impression of Symptom Improvement (CGI-I) and the Vanderbilt Parent Rating Score (similar to the ADHD Rating Scale) to assess efficacy. Despite not being powered to show efficacy, the study demonstrated dose and duration-dependent improvements and response rates.

The treatment effect was more robust over time and at higher doses. AEVI-001 showed weekly improvements in mean CGI-I for all patients from 3.79 during week 1 on placebo (baseline), 3.13 during week 2 (50mg BID), 2.79 during week 3 (100mg BID), 2.79 during week 4 (200mg BID) and 2.21 during week 5 (400mg BID). AEVI-001 likewise showed weekly improvements in mean Vanderbilt scores for all patients from 29.1 during week 1 on placebo (baseline), 26.4 during week 2 (50mg BID), 24.0 during week 3 (100mg BID), 23.3 during week 4 (200mg BID) and 22.5 during week 5 (400mg BID).

The GREAT study also confirmed the previously observed pharmacokinetic profile of AEVI-001, showing the therapy to be well tolerated with no treatment-related serious adverse effects. Following the conclusion of the study, a majority of patients enrolled in an open label long-term safety study. Full data from the study was presented at the American Academy of Child and Adolescent Psychiatry meeting in October 2015.

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

AEVI-002 (Anti-LIGHT Monoclonal Antibody)

The second program arising out of our genomic research collaboration with CHOP is the development candidate AEVI-002, a potential first-in-class anti-LIGHT monoclonal antibody, or the Antibody, being developed for use in Pediatric Onset Crohn’s disease. Pediatric Onset Crohn’s disease has a more aggressive phenotype at younger ages. The genomic rationale for the use of anti-LIGHT antibody in Crohn’s disease was validated by CAG research showing the association to a loss of function mutation in decoy receptor 3 (DcR3).

In June 2016, we entered into a Clinical Development and Option Agreement, or the Development and Option Agreement, with Kyowa Hakko Kirin Co., Ltd., or KHK, pursuant to which we acquired certain rights with respect to the development and potential commercialization of the Antibody. Under the Development and Option Agreement, we received an exclusive option for exclusive rights to develop products containing the Antibody, or an Antibody Licensed Product, exclusive rights to commercialize Antibody Licensed Product in various countries and to conduct various development activities with respect to the Antibody Licensed Product, including the conduct of a signal finding study testing the Antibody in Severe Pediatric Onset Inflammatory Bowel Disease.

An 8-week Phase Ib proof-of-concept study has been initiated at CHOP with the goal of enrolling up to 12 patients with a Pediatric Onset Crohn’s disease diagnosis with most patients being refractory to treatment with TNF-α inhibitors, with or without a DcR3 mutation. The endpoints of the trial will include endoscopic evaluation, Crohn’s Disease Activity Index ratings and safety. Initial data from the proof-of-concept study is expected by year-end 2018, at which point we will make a determination on our option to license exclusive rights to the Antibody for further development. Active recruitment for the trial is underway, although the identification and recruitment of patients into the proof-of-concept study has been extremely challenging, and to date no patients have been enrolled. The ability to produce initial data by year-end 2018 is highly dependent on timely recruiting; thus, continued difficulties in recruitment could cause a delay in the delivery of initial data for the program. In an effort to address the recruitment challenges, we are currently working to initiate three additional trial sites for the program.

Financial Operations Overview

We have generated significant losses to date, and we expect to continue to generate losses as we progress towards the commercialization of our product candidates. We incurred net losses of approximately $8.71 million for the three-month period ended March 31, 2018. As of March 31, 2018, we had stockholders’ equity of approximately $22.70 million. As of March 31, 2018, we had cash and cash equivalents of $26.52 million. We believe that cash on hand will be sufficient to enable us to fund our operating expenses and capital expenditure requirements into the first quarter of 2019. We anticipate operating losses to continue for the foreseeable future due to, among other things, costs related to research, development of our product candidates and preclinical programs, and our administrative organization. We will require substantial additional financing to fund our operations and to continue to execute our strategy. These conditions raise substantial doubt about our ability to continue as a going concern within one year after the date of the filing of this Quarterly Report on Form 10-Q. We are unable to predict the extent of any future losses or when we will become profitable, if at all.

To alleviate the conditions that raise substantial doubt about our ability to continue as a going concern, management is exploring various sources of funding such as strategic collaborations, license arrangements, and issuance of equity and/or debt securities. If we raise additional funds through strategic collaborations and alliances or licensing agreements with third parties, which may include existing collaboration partners, we may have to relinquish valuable rights to our technologies or product candidates, including AEVI-001 and AEVI-002, or grant licenses on terms that are not favorable to us. To the extent that we raise additional capital through the sale of equity, the ownership interest of our existing shareholders will be diluted and other preferences may be necessary that adversely affect the rights of existing shareholders. If none of these alternatives is available, or if available, if we are unable to raise sufficient capital through such transactions, we will not have sufficient cash resources and liquidity to fund our business operations for at least the next year following the date of the filing of this Quarterly Report on Form 10-Q. Accordingly, management has concluded that substantial doubt exists with respect to our ability to continue as a going concern within one year after the date of the filing of this Quarterly Report on Form 10-Q.

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

Results of Operations for the Three Months Ended March 31, 2018 and 2017

Research and Development Expenses

Research and development expenses for the three months ended March 31, 2018 were $6.56 million, decreasing from $7.95 million for the same period in 2017 mainly related to decreasing clinical trial/development activities.

General and Administrative Expenses

General and administrative expenses for the three months ended March 31, 2018 were $2.17 million, decreasing from $2.99 million for the same period in 2017 primarily due to decreased costs following the closure of our operations in Israel.

Financial Income and Expenses

Financial income and expense for the three months ended March 31, 2018 and 2017 were de minimis.

Liquidity and Capital Resources

Sources of Liquidity

We have financed our operations primarily through issuance of equity and grants from other third parties.

Cash Flows

We had cash and cash equivalents of $26.52 million at March 31, 2018, compared to $33.73 million as of December 31, 2017. The decrease in cash during the three months ended March 31, 2018 was primarily related to the advancement of our AEVI-001 program.

Net cash used in operating activities of $7.24 million for the three months ended March 31, 2018 and $10.65 million for the three months ended March 31, 2017 primarily reflected our cash expenses for our operations.

Net cash provided by and used in investing activities for the three months ended March 31, 2018 and 2017 were de minimis.

Net cash provided by financing activities for the three months ended March 31, 2018 and 2017 were de minimis.

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

We do not anticipate that we will generate revenue from the sale of products for several years or more given the uncertainty of drug development. In the absence of additional funding or adequate funding from licensing or commercialization agreements, we expect our continuing operating losses to result in decreases in our cash balances. Absent significant corporate collaboration and licensing arrangements, we will need to finance our future cash needs through additional public or private equity offerings or debt financings in 2018. We do not currently have any commitments for future external funding. We may need to raise additional funds more quickly if one or more of our assumptions prove to be incorrect or if we choose to expand our product development efforts more rapidly than we presently anticipate, and we may decide to raise additional funds even before we need them if the conditions for raising capital are favorable. We may seek to encourage holders of our warrants to exercise, sell additional equity or debt securities or obtain a bank credit facility. The sale of additional equity or debt securities, if convertible, could result in dilution to our stockholders. The incurrence of indebtedness would result in increased fixed obligations and could also result in covenants that would restrict our operations. If we are unable to successfully raise sufficient additional capital, through future financings or through strategic and collaborative arrangements, we will not have sufficient cash to fund additional clinical trials and future operations.

Our plans include seeking additional investments and commercial agreements to continue our operations. Concurrent with the filing of this Quarterly Report on Form 10-Q, we intend to enter into an Equity Distribution Agreement pursuant to which we may from time-to-time issue and sell shares of our common stock having an aggregate offering price of up to $20,000,000 in an “at the market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act (the “ATM Facility”). However, there is no assurance that we will be successful in our efforts to raise the necessary capital and/or reach such commercial agreements to continue our planned research and development activities.

We will require substantial additional financing to fund our operations and to continue to execute our strategy. These conditions raise substantial doubt about our ability to continue as a going concern within one year after the date of the filing of this Quarterly Report on Form 10-Q. We are unable to predict the extent of any future losses or when we will become profitable, if at all.

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

For the purpose of valuing options granted to our employees and directors during the three months ended March 31, 2018 and 2017, we used the Binomial options pricing model. To determine the risk-free interest rate, we utilized the U.S. Treasury yield curve in effect at the time of grant with a term consistent with the contractual life of our awards. We estimated the expected life of the options granted based on anticipated exercises in the future periods assuming the success of our business model as currently forecast. The expected dividend yield reflects our current and expected future policy for dividends on our common stock. The expected stock price volatility for our stock options was calculated by examining historical volatilities for publicly traded industry peers and blending in our historical volatility. We will continue to analyze the expected stock price volatility as more historical data for our common stock becomes available. After adoption of ASU 2016-09 in the first quarter of 2017, we recognize forfeitures as they occur.

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

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

There has been no significant change in our exposure to market risk during the three months ended March 31, 2018. For a discussion of our exposure to market risk, refer to Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” contained in our Annual Report on Form 10-K for the year ended December 31, 2017.

ITEM 4. Controls and Procedures

Evaluation of disclosure controls and procedures

As required by Rule 13a-15(b) of the Exchange Act, in connection with the filing of this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2018, the end of the period covered by this report.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the first quarter of 2018, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings

We are not currently a party, as plaintiff or defendant, to any legal proceedings which, individually or in the aggregate, are expected by us to have a material effect on our business, financial condition or results of operation if determined adversely to us.

ITEM 1A. Risk Factors

The discussion of our business and operations should be read together with the risk factors contained in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 which describe various risks and uncertainties to which we are or may become subject. These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner. There are no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

None

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None

ITEM 3. Defaults Upon Senior Securities

None

ITEM 4. Mine Safety Disclosures

Not applicable

ITEM 5. Other Information

On August 11, 2017, the Compensation Committee approved the grant of an option to Michael F. Cola, our President and Chief Executive Officer, to acquire 500,000 shares of our common stock, which was subsequently reported on a Form 4 filed by Mr. Cola on August 15, 2017. We determined that a number of shares subject to this option, when aggregated with an option award made earlier in calendar year 2017, exceeded the per person share limit under our Stock Incentive Plan, as amended, by 450,000 shares and were, therefore null and void. Mr. Cola has acknowledged the cancellation of the excess portion of such award to reduce the number of options shares granted to meet the plan limitation. On May 14, 2018, the Compensation Committee approved the grant of an option to Mr. Cola to acquire 450,000 shares of our common stock with an exercise price equal to $1.51 per share, the fair market value of our common stock on the date of grant.

On August 11, 2017, the Compensation Committee approved the grant of an option to Brian D. Piper, our Chief Financial Officer, to acquire 380,000 shares of our common stock, which was subsequently reported on a Form 4 filed by Mr. Piper on August 15, 2017. We determined that a number of shares subject to this option, when aggregated with an option award made earlier in calendar year 2017, exceeded the per person share limit under our Stock Incentive Plan, as amended, by 270,000 shares and were, therefore null and void. Mr. Piper has acknowledged the cancellation of the excess portion of such award to reduce the number of options shares granted to meet the plan limitation. On May 14, 2018, the Compensation Committee approved the grant of an option to Mr. Piper to acquire 270,000 shares of our common stock with an exercise price equal to $1.51 per share, the fair market value of our common stock on the date of grant.

On August 11, 2017, the Compensation Committee approved the grant of an option to Garry A. Neil, our Chief Scientific Officer, to acquire 400,000 shares of our common stock, which was subsequently reported on a Form 4 filed by Dr. Neil on August 15, 2017. We determined that a number of shares subject to this option, when aggregated with an option award made earlier in calendar year 2017, exceeded the per person share limit under our Stock Incentive Plan, as amended, by 300,000 shares and were, therefore null and void. Dr. Neil has acknowledged the cancellation of the excess portion of such award to reduce the number of options shares granted to meet the plan limitation. On May 14, 2018, the Compensation Committee approved the grant of an option to Dr. Neil to acquire 300,000 shares of our common stock with an exercise price equal to $1.51 per share, the fair market value of our common stock on the date of grant.

ITEM 6. Exhibits

Exhibit No.	Description
10.1	Form of Non-Qualified Stock Option Award Agreement under the Aevi Genomic Medicine, Inc. Stock Incentive Plan
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
101	Interactive Data File (filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 15, 2018	AEVI GENOMIC MEDICINE, INC.

	By:	/s/ Michael F. Cola
Michael F. Cola
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2018
	By:	/s/ Brian D. Piper
Brian D. Piper
Chief Financial Officer and Corporate Secretary
(Principal Financial Officer)

-19-