Form 10-Q
period 2018-06-30
Aevi Genomic Medicine, Inc.
filed 2018-08-02
CIK 1138776

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

As of August 1, 2018, the registrant had 59,340,731 shares of common stock, $0.0001 par value, outstanding.

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

-i-

AEVI GENOMIC MEDICINE, INC. AND ITS SUBSIDIARY

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	June 30, 2018	December 31, 2017
	Unaudited	Audited
ASSETS

CURRENT ASSETS:

Cash and cash equivalents	$19,151	$33,729
Prepaid expenses and other current assets	855	893

Total current assets	20,006	34,622

LONG-TERM ASSETS:

Lease deposits	11	11
Property and equipment, net	53	85
Other long-term assets	163	43

Total long-term assets	227	139

Total assets	$20,233	$34,761

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:

Trade payables	$1,463	$943
Other accounts payable and accrued expenses	3,480	3,197

Total current liabilities	4,943	4,140

Total liabilities	4,943	4,140

STOCKHOLDERS’ EQUITY:

Common stock - $0.0001 par value; 200,000,000 shares authorized; 59,340,731 shares issued and outstanding at June 30, 2018; 59,332,265 shares issued and outstanding at December 31, 2017	$6	$6
Additional paid-in capital	247,162	245,593
Accumulated deficit	(231,878)	(214,978)

Total stockholders’ equity	15,290	30,621

Total liabilities and stockholders’ equity	$20,233	$34,761

The accompanying notes are an integral part of the condensed consolidated financial statements.

AEVI GENOMIC MEDICINE, INC. AND ITS SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

	Six months ended June 30,		Three months ended June 30,
	2018	2017	2018	2017
	Unaudited		Unaudited
Research and development expenses	$12,308	$13,614	$5,747	$5,667

General and administrative expenses	4,678	5,357	2,504	2,369

Operating loss	(16,986)	(18,971)	(8,251)	(8,036)
Financial income	86	21	60	3

Net loss	$(16,900)	$(18,950)	$(8,191)	$(8,033)

Basic and diluted loss per share	$(0.28)	$(0.51)	$(0.14)	$(0.22)
Weighted average number of common stock used in computing basic and diluted loss per share	59,336,547	37,109,157	59,338,255	37,110,043

The accompanying notes are an integral part of the condensed consolidated financial statements.

AEVI GENOMIC MEDICINE, INC. AND ITS SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six months ended June 30,
	2018	2017
	Unaudited

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(16,900)	$(18,950)
Adjustments to reconcile loss to net cash used in operating activities:
Depreciation	32	81
Stock-based compensation	1,535	1,775
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	38	(740)
Trade payables	520	1,744
Other accounts payable and accrued expenses	283	(2,410)
Other long term assets	43	-
Net cash used in operating activities	$(14,449)	$(18,500)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	-	-
Net cash provided by (used in) investing activities	$-	$-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of options and warrants	34	19
Deferred offering costs	(163)	-
Net cash (used in) provided by financing activities	$(129)	$19

Decrease in cash and cash equivalents	(14,578)	(18,481)

Balance of cash and cash equivalents at the beginning of the period	33,729	39,838

Balance of cash and cash equivalents at the end of the period	$19,151	$21,357

The accompanying notes are an integral part of the condensed consolidated financial statements.

AEVI GENOMIC MEDICINE, INC. AND ITS SUBSIDIARY

NOTES TO THE FINANCIAL STATEMENTS

(In thousands, except share and per share data)

NOTE 1: GENERAL

a.	Aevi Genomic Medicine, Inc. (the “Company”) was incorporated in January 2000 in Delaware as Medgenics, Inc. The Company has a wholly-owned subsidiary, Medgenics Medical Israel Ltd. (the “Subsidiary”), which was incorporated in Israel in March 2000. The Company is a clinical stage biopharmaceutical company with an emphasis on genomic medicine.

Since October 21, 2016 the Company’s common stock (the “Common Stock”) has been traded on the NASDAQ Global Market.

b.	As reflected in the accompanying financial statements, the Company incurred a net loss and negative cash flow from operating activities for the six-month period ended June 30, 2018 of $16,900 and $14,449, respectively. The accumulated deficit as of June 30, 2018 was $231,878. As of June 30, 2018, the Company had cash and cash equivalents of $19,151. Based upon current management projections, the Company expects the current cash balance to fund operations into early in the first quarter of 2019. The Company and the Subsidiary have not yet generated revenues from product sales. See Note 3 below, for additional information regarding liquidity risks and management’s plans.

c.	The Children’s Hospital of Philadelphia Foundation (the “CHOP Foundation”) is our largest stockholder. As of June 30, 2018, the CHOP Foundation beneficially owned 18,697,233 shares of our common stock. The shares of common stock beneficially owned by the CHOP Foundation represent approximately 30.1% of our outstanding shares of common stock.

NOTE 2: SIGNIFICANT ACCOUNTING POLICIES

a.	The accompanying unaudited condensed financial statements of the Company, have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and the rules of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the audited financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2017 (“2017 Form 10-K”) as filed with the SEC. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements that would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year as reported in the 2017 Form 10-K have been omitted.

b.	Recently issued accounting pronouncements:

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

The Company has financed its operations primarily through issuance of equity and grants from third parties. As of June 30, 2018, the Company had cash and cash equivalents of $19,151 and liabilities of $4,943. On May 15, 2018, the Company entered into an Equity Distribution Agreement pursuant to which it may from time-to-time issue and sell shares of Company common stock having an aggregate offering price of up to $20,000 in an “at the market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act (the “ATM Facility”). The Company did not sell any shares of common stock under the ATM Facility during the three months ended June 30, 2018.

The Company has incurred recurring operating losses since inception. For the three and six months ended June 30, 2018, the Company incurred a net loss of $8,191 and $16,900, respectively, and as of June 30, 2018 the Company has an accumulated deficit of $231,878. The Company anticipates operating losses to continue for the foreseeable future due to, among other things, costs related to research, development of its product candidates and its preclinical programs, and its administrative organization. The Company will require substantial additional financing to fund its operations and to continue to execute its strategy. These conditions raise substantial doubt about its ability to continue as a going concern within one year after the date that the financial statements are issued.

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

In June 2017, the Company entered into an amendment to the Research Agreement, which extended the Research Agreement through June 30, 2019, for which remaining payments totaling $2,375 will be due in the second half of 2018 and $2,375 will be due in the first half of 2019. In June 2018, the Company again extended the Research Agreement, with an amendment covering the period from July 1, 2019 through June 30, 2020, for which incremental payments totaling $2,375 will be due in the second half of 2019 and $2,375 will be due in the first half of 2020. Expenses related to CHOP, within a sponsored research agreement or otherwise, were $1,839 and $4,427 for the three and six month periods ended June 30, 2018, respectively, and $1,578 and $3,717 for the three and six month periods ended June 30, 2017, respectively. As of June 30, 2018, the Company has total payables related to CHOP, inclusive of those related to the sponsored research agreement, of $959, allocated between accrued expenses and trade payables.

AEVI GENOMIC MEDICINE, INC. AND ITS SUBSIDIARY

NOTES TO THE FINANCIAL STATEMENTS

(In thousands, except share and per share data)

NOTE 5:- STOCKHOLDERS’ EQUITY

a.	Issuance of stock options and warrants to employees and directors:

A summary of the Company’s activity for options and warrants granted to employees and directors is as follows:

	Six months ended June 30, 2018
	Number of options and warrants	Weighted average exercise price	Weighted average remaining contractual terms (years)	Aggregate intrinsic value
Outstanding at December 31, 2017	11,110,362	$4.34	6.43	$1

Granted	2,935,930	$1.54

Exercised	(17,334)	$1.24

Forfeited	(3,174,097)	$3.17

Outstanding at June 30, 2018	10,854,861	$3.93	7.17	$-

Vested and expected to vest at June 30, 2018	10,854,861	$3.93	7.17	$-

Exercisable at June 30, 2018	6,450,074	$5.01	5.70	$-

As of June 30, 2018, there was $4,686 of total unrecognized compensation cost related to non-vested stock-based compensation arrangements granted to employees and directors. That cost is expected to be recognized over a weighted-average period of 1.88 years.

b.	Issuance of options and warrants to consultants:

A summary of the Company’s activity for warrants and options granted to consultants is as follows:

	Six months ended June 30, 2018
	Number of options and warrants	Weighted average exercise price	Weighted average remaining contractual terms (years)	Aggregate intrinsic value
Outstanding at December 31, 2017	160,000	$3.62	2.45	$-

Granted	40,000	$1.52

Exercised	-	$-

Forfeited	(164,000)	$3.37

Outstanding at June 30, 2018	36,000	$2.44	9.23	$-

Vested and expected to vest at June 30, 2018	36,000	$2.44	9.23	$-

Exercisable at June 30, 2018	36,000	$2.44	9.23	$-

AEVI GENOMIC MEDICINE, INC. AND ITS SUBSIDIARY

NOTES TO THE FINANCIAL STATEMENTS

(In thousands, except share and per share data)

As of June 30, 2018, there was no unrecognized compensation cost related to non-vested stock-based compensation arrangements granted to consultants.

c.	Stock-based compensation expense:

Compensation expense related to warrants and options granted to employees, directors and consultants was recorded in the Consolidated Statement of Operations in the following line items:

	Six months ended June 30,		Three months ended June 30,
	2018	2017	2018	2017
Research and development expenses	$646	$765	$314	$320
General and administrative expenses	889	1,010	472	454
	$1,535	$1,775	$786	$774

d.	Summary of shares to be issued upon exercise of options and warrants:

A summary of shares to be issued upon exercise of all the options and warrants, segregated into ranges, as of June 30, 2018 is presented in the following table:

		As of June 30, 2018
Options / Warrants	Exercise price per share ($)	Shares to be issued upon exercise of options and warrants outstanding	Shares to be issued upon exercise of options and warrants exercisable	Weighted average remaining contractual terms of options and warrants (in years)
Options:
Granted to employees and directors
	1.07-2.66	3,660,480	295,418	9.6
	3.14-5.07	4,574,233	3,693,632	6.5
	5.22-8.80	2,478,938	2,319,814	5.0
		10,713,651	6,308,864

Granted to consultants
	1.52	26,000	26,000	9.6
	4.82	10,000	10,000	8.3
		36,000	36,000

Total shares to be issued upon exercise of options		10,749,651	6,344,864

Warrants:

Issued to employees and directors	2.84	141,210	141,210	4.3

Issued to investors	2.84	3,812,694	3,812,694	4.3

Total shares to be issued upon exercise of warrants		3,953,904	3,953,904

Total shares to be issued upon exercise of options and warrants		14,703,555	10,298,768

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

The following table presents anti-dilutive shares for the six and three months ended June 30, 2018 and 2017:

	Six months ended June 30,		Three months ended June 30,
	2018	2017	2018	2017
Weighted-average anti-dilutive shares related to:
Outstanding stock options	10,014,390	11,038,485	9,753,033	11,306,828
Outstanding warrants	4,825,838	4,799,797	4,053,904	4,691,405
	14,840,228	15,838,282	13,806,937	15,998,233

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

AEVI-001 (mGluR+ Genetic Subset Attention Deficit Hyperactivity Disorder (“ADHD”)) and AEVI-004

Our lead program, AEVI-001, is an oral, non-stimulant glutamatergic neuromodulator which completed a Phase 2/3 trial (SAGA) in adolescent Attention Deficit Hyperactivity Disorder, ADHD, patients with specific mutations in their mGluR gene network, which we refer to as mGluR+ ADHD, in the first quarter of 2017. Although AEVI-001 did not meet the primary endpoint of reduction on the ADHD rating scale (ADHD-RS) compared to placebo, in the SAGA trial, the drug did demonstrate statistically significant and clinically meaningful improvement compared to placebo in a pre-specified responder analysis of ADHD-RS improvement of 30% or more [ADHD-RS reduction of 17.6, p < .005]. In a second pre-specified responder analysis of Clinical Global Impression of Improvement scale (CGI-I), a key secondary endpoint, AEVI-001 demonstrated a statistically significant and clinically meaningful improvement compared to placebo [57% of patients treated with AEVI-001 achieved a score of much improved or very much improved compared to 32% on placebo, p=0.0155]. Additionally, the safety analysis demonstrated that AEVI-001 was well tolerated at all doses and the majority of adverse events were generally mild to moderate in severity. There were no serious adverse events.

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

Importantly, these results clarify a path forward for the continued development of AEVI-001 in ADHD, as well as potentially in other neurodevelopmental disorders, including but not limited to ASD and Pediatric Generalized Anxiety Disorder. We have initiated a Phase 2 trial (the “ASCEND” trial) in the mGluR mutation positive genetic subset ADHD (“mGluR+ Genetic Subset ADHD”) to confirm genetic responders to AEVI-001. We recently announced that the sample size for Part A of the trial, which is enrolling a genetic subset of pediatric and adolescent mGLuR+ ADHD patients, will be increased from 42 to 64 patients. The decision to increase the sample size was made according to the protocol-defined sample size re-estimation design, which allows an adjustment in the sample size after an interim analysis of the placebo arm to ensure the trial is appropriately powered.

We are also exploring a development opportunity for AEVI-001 for the treatment of mGluR+ ADHD patients with ASD to better define the patient phenotype and intend to initiate work on a proof-of-concept study in the second half of 2018. In 2014, approximately1 in 59 children were diagnosed with ASD in the United States, increasing from 1 in 150 in 2000. There are currently limited pharmacotherapy options available to treat ASD and as a result there is a high unmet need for pharmaceutical treatments for ASD as currently approved medications are indicated only for the symptoms of irritability in ASD patients.

AEVI-004 (improved version (fasoracetam co-crystal) of AEVI-001)

In June 2018 we announced that we received positive feedback from the United States Food and Drug Administration (the “FDA”) on an improved version of our lead development molecule, AEVI-001, identified as AEVI-004.

Following 2016 FDA regulatory guidance on co-crystalization of active drugs, we created a co-crystal of fasoracetam (AEVI-001) with enhanced physical and chemical properties. The new molecule, AEVI-004, has comparatively greater stability and a higher melting point than AEVI-001. The molecule was engineered to maintain solubility, dissolution and pharmacokinetics substantially similar to AEVI-001.

We have received feedback from the FDA provisionally indicating that AEVI-004 is a co-crystal of AEVI-001 and a novel drug substance. The FDA also provisionally indicated that existing toxicology and pathology studies can support clinical development with minimal preclinical bridging studies for AEVI-004.

Assuming positive results from the ongoing Phase 2 ASCEND clinical trial, and following minimal bridging preclinical and clinical pharmacological studies requested by the FDA, we anticipate progressing the molecule directly into Phase 3 clinical trials.

AEVI-004 is expected to have composition of matter patents extending to 2039 and should be listed as a new chemical entity in the FDA Orange Book.

AEVI-002 (Anti-LIGHT Monoclonal Antibody)

Our second program is development candidate AEVI-002, a potential first-in-class anti-LIGHT monoclonal antibody, or the Antibody, being developed for use in Pediatric Onset Crohn’s disease. Pediatric Onset Crohn’s disease has a more aggressive phenotype at younger ages. The genomic rationale for the use of anti-LIGHT antibody in Crohn’s disease was validated by CAG research showing the association to a loss of function mutation in decoy receptor 3 (DcR3).

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

An 8-week Phase Ib proof-of-concept (POC) study was initiated at CHOP in 2017, with the goal of enrolling up to 12 patients with a Pediatric Onset Crohn’s disease diagnosis, with most patients being refractory to treatment with TNF-α inhibitors, with or without a DcR3 mutation. The endpoints of the POC study will include endoscopic evaluation, Crohn’s Disease Activity Index ratings and safety. Active recruitment for the POC study is underway at four clinical trial sites in the United States, although the identification and recruitment of patients into the POC study has been extremely challenging, and to date no patients have been enrolled. To address the continued enrollment challenges for this program, we are evaluating the addition of clinical trial sites outside the United States. Assuming a small number of patients can be enrolled by the end of the third quarter 2018, initial data from a small number of patients would be expected by year-end 2018.

AEVI-005

AEVI-005 is the second monoclonal antibody in development as part of our ongoing collaboration with Kyowa Hakko Kirin. This program will focus on an undisclosed, first-in-class monoclonal antibody targeting a specific cell surface marker implicated in an auto-immune ultra-orphan disease that primarily affects children. We initiated a preclinical research program for AEVI-005 during the second quarter of 2018.

Financial Operations Overview

We have generated significant losses to date, and we expect to continue to generate losses as we progress towards the commercialization of our product candidates. We incurred net losses of approximately $16.90 million for the six-month period ended June 30, 2018. As of June 30, 2018, we had stockholders’ equity of approximately $15.29 million. As of June 30, 2018, we had cash and cash equivalents of $19.15 million. Based upon current management projections, we expect the current cash balance to fund operations into early in the first quarter of 2019. We anticipate operating losses to continue for the foreseeable future due to, among other things, costs related to research, development of our product candidates and preclinical programs, and our administrative organization. We will require substantial additional financing to fund our operations and to continue to execute on our strategy. These conditions raise substantial doubt about our ability to continue as a going concern within one year after the date of the filing of this Quarterly Report on Form 10-Q. We are unable to predict the extent of any future losses or when we will become profitable, if at all.

To alleviate the conditions that raise substantial doubt about our ability to continue as a going concern, management is exploring various sources of funding such as the issuance of equity and/or debt securities, strategic collaborations and license arrangements. To the extent that we raise additional capital through the sale of equity, the ownership interest of our existing shareholders will be diluted and other preferences may be necessary that adversely affect the rights of existing shareholders. If we raise additional funds through strategic collaborations and alliances or licensing agreements with third parties, which may include existing collaboration partners, we may have to relinquish valuable rights to our technologies or product candidates, including AEVI-001 and AEVI-002, or grant licenses on terms that are not favorable to us. If none of these alternatives is available, or if available, if we are unable to raise sufficient capital through such transactions, we will not have sufficient cash resources and liquidity to fund our business operations for at least the next year following the date of the filing of this Quarterly Report on Form 10-Q. Accordingly, management has concluded that substantial doubt exists with respect to our ability to continue as a going concern within one year after the date of the filing of this Quarterly Report on Form 10-Q.

Research and Development Expense

Research and development expense consists of: (i) internal costs associated with our development activities; (ii) payments we make to third party contract research organizations, such as CHOP, contract manufacturers, clinical trial sites and consultants; (iii) technology and intellectual property license costs; (iv) manufacturing development costs; (v) personnel related expenses, including salaries, and other related costs, including stock-based compensation expense, for the personnel involved in product development; (vi) activities related to regulatory filings and the advancement of our product candidates through preclinical studies and clinical trials; and (vii) facilities and other allocated expenses, which include direct and allocated expenses for rent, facility maintenance, as well as laboratory and other supplies. All research and development costs are expensed as incurred.

Conducting a significant amount of development is central to our business model. Product candidates in later-stage clinical development generally have higher development costs than those in earlier stages of development, primarily due to the significantly increased size and duration of the clinical trials, as well as cost of development and manufacturing of the drug supply for such studies. Research and development expenses will likely increase as we raise funding to advance the development of AEVI-001 and AEVI-002 and look to advance our earlier-stage research and development projects.

The process of conducting pre-clinical studies and clinical studies and trials necessary to obtain regulatory approval is costly and time consuming. The probability of success for each product candidate and clinical trial may be affected by a variety of factors, including, among others, the quality of the product candidate’s early clinical data, investment in the program, competition, manufacturing capabilities and commercial viability. As a result of these uncertainties, together with the uncertainty associated with clinical trial enrollments and the risks inherent in the development process, we are unable to determine the duration and completion costs of current or future clinical stages of our product candidates or when, or to what extent, we will generate revenues from the commercialization and sale of any of our product candidates. Development timelines, probability of success and development costs vary widely.

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

Results of Operations for the Six Months Ended June 30, 2018 and 2017

Research and Development Expenses

Research and development expenses for the six months ended June 30, 2018 were $12.31 million, decreasing from $13.61 million for the same period in 2017 mainly related to decreasing clinical trials/development and research activities.

General and Administrative Expenses

General and administrative expenses for the six months ended June 30, 2018 were $4.68 million, decreasing from $5.36 million for the same period in 2017 primarily due to decreased costs following the closure of our operations in Israel.

Financial Income and Expenses

Financial income and expense for the six months ended June 30, 2018 and 2017 were de minimis.

Results of Operations for the Three Months Ended June 30, 2018 and 2017

Research and Development Expenses

Research and development expenses for the three months ended June 30, 2018 were $5.75 million, approximately equivalent to $5.67 million for the same period in 2017.

General and Administrative Expenses

General and administrative expenses for the three months ended June 30, 2018 were $2.50 million, approximately equivalent to $2.37 million for the same period in 2017.

Financial Income and Expenses

Financial income for the three months ended June 30, 2018 and 2017 were de minimis.

Liquidity and Capital Resources

Sources of Liquidity

We have financed our operations primarily through issuance of equity and grants from third parties. On May 15, 2018, we entered into an Equity Distribution Agreement pursuant to which we may from time-to-time issue and sell shares of our common stock having an aggregate offering price of up to $20,000,000 in an “at the market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act (the “ATM Facility”). We did not sell any shares of common stock under the ATM Facility during the three months ended June 30, 2018.

Cash Flows

We had cash and cash equivalents of $19.15 million at June 30, 2018, compared to $33.73 million as of December 31, 2017. The decrease in cash during the three months ended June 30, 2018 was primarily related to the advancement of our AEVI-001 program.

Net cash used in operating activities of $14.45 million for the six months ended June 30, 2018 and $18.50 million for the six months ended June 30, 2017 primarily reflected our cash expenses for our operations.

Net cash provided by and used in investing activities for the six months ended June 30, 2018 and 2017 were de minimis.

Net cash used in financing activities of $0.13 million for the six months ended June 30, 2018 and net cash provided by financing activities in the six months ended June 30, 2017 were de minimis.

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

Based upon current management projections, we expect the current cash balance to fund operations into early in the first quarter of 2019. We have based this estimate on assumptions that may prove to be wrong and we could use our available resources sooner than we currently expect. We do not anticipate that we will generate revenue from the sale of products for several years or more, if at all, given the uncertainty of drug development. Absent significant corporate collaboration and licensing arrangements, we will need to finance our future cash needs through additional public or private equity offerings or debt financings in 2018. We do not currently have any commitments for future external funding. We may need to raise additional funds more quickly if one or more of our assumptions prove to be incorrect or if we choose to expand our product development efforts more rapidly than we presently anticipate, and we may decide to raise additional funds even before we need them if the conditions for raising capital are favorable. We may seek to encourage holders of our warrants to exercise, sell additional equity or debt securities or obtain a bank credit facility. The sale of additional equity or debt securities, if convertible, could result in dilution to our stockholders. The incurrence of indebtedness would result in increased fixed obligations and could also result in covenants that would restrict our operations. If we are unable to successfully raise sufficient additional capital, through future financings or through strategic and collaborative arrangements, we will not have sufficient cash to fund additional clinical trials and future operations.

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

For the purpose of valuing options granted to our employees and directors during the six months ended June 30, 2018 and 2017, we used the Binomial options pricing model. To determine the risk-free interest rate, we utilized the U.S. Treasury yield curve in effect at the time of grant with a term consistent with the contractual life of our awards. We estimated the expected life of the options granted based on anticipated exercises in the future periods assuming the success of our business model as currently forecast. The expected dividend yield reflects our current and expected future policy for dividends on our common stock. The expected stock price volatility for our stock options was calculated by examining historical volatilities for publicly traded industry peers and blending in our historical volatility. We will continue to analyze the expected stock price volatility as more historical data for our common stock becomes available. After adoption of ASU 2016-09 in the first quarter of 2017, we recognize forfeitures as they occur.

Off-Balance Sheet Arrangements

CHOP License Agreement and Research Agreement

In November 2014, we entered into a license agreement, or the License Agreement, and a sponsored research agreement, or the Research Agreement, each with CHOP. Under the terms of the License Agreement, CHOP granted us (i) an exclusive, sublicensable license to use certain patent rights covering potential diagnostic and therapeutic targets, (ii) an exclusive, non-sublicensable license to use certain biospecimen and phenotypic data collected from patients with rare and orphan diseases and their family members or the Biobank. In June 2017, we entered into an amendment to the Research Agreement, which extended the Research Agreement through June 30, 2019, for which remaining payments totaling $2.38 million will be due in the second half of 2018 and $2.38 million will be due in the first half of 2019. In June 2018, we again extended the Research Agreement, with an amendment covering the period from July 1, 2019 through June 30, 2020, for which incremental payments totaling $2.38 million will be due in the second half of 2019 and $2.38 million will be due in the first half of 2020.

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

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

There has been no significant change in our exposure to market risk during the six months ended June 30, 2018. For a discussion of our exposure to market risk, refer to Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” contained in our Annual Report on Form 10-K for the year ended December 31, 2017.

ITEM 4. Controls and Procedures

Evaluation of disclosure controls and procedures

As required by Rule 13a-15(b) of the Exchange Act, in connection with the filing of this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2018, the end of the period covered by this report.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the second quarter of 2018, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

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

We are a clinical stage biopharmaceutical company and since our inception have been focused on research and development and have not generated any substantial revenues. We have incurred net losses of approximately $34.71 million, $41.90 million and $37.99 million for the years ended December 31, 2017, 2016 and 2015, respectively. As of June 30, 2018, we had stockholders’ equity of approximately $15.29 million. We expect to incur significant expenses and increasing operating losses, as well as negative cash flow from operations, for the foreseeable future, as we continue to expand our research and development and commence commercialization of our potential product candidates. The net losses we incur may fluctuate significantly from quarter to quarter and year to year. It could be several years, if ever, before we have a commercialized product. Our ability to generate revenues from sales of our potential products will depend on:

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

As of June 30, 2018, our cash and cash equivalents were approximately $19.15 million. Based upon current management projections, we expect the current cash balance to fund operations into early in the first quarter of 2019. However, changes in our business, whether or not initiated by us, may affect the rate at which we deplete our cash and cash equivalents. Our present and future capital requirements depend on many factors, including:

•	the rate and level of patient recruitment into our clinical trials, particularly those in Phase 2 and Phase 3 stages of development, including those trials for which we are currently recruiting; for example, the identification and recruitment of patients into the ongoing AEVI-002 proof-of-concept clinical trial has been challenging. No patients have yet been recruited into the clinical trial. The ability to produce initial data by year-end 2018 is directly based on timely recruiting; thus, continued difficulties in recruitment could cause a delay in the delivery of data for the program, and potentially result in increased costs to complete the study;

•	the level of research and development investment required to develop our product candidates;

•	changes in product development plans needed to address any difficulties that may arise in manufacturing, pre-clinical activities, clinical trials or commercialization;

•	our ability and willingness to enter into new agreements with strategic partners, and the terms of these agreements;

•	our success rate in pre-clinical and clinical efforts;

•	the costs of future commercialization activities, including product sales, marketing, manufacturing and distribution, for any of our product candidates for which we receive marketing approval;

•	revenue, if any, received from commercial sales of our product candidates, should any of our product candidates receive marketing approval;

•	costs of recruiting and retaining qualified personnel;

•	the timing and amount of milestone payments we are required to make under our license agreements;

•	time and costs involved in obtaining regulatory approvals; and

•	costs of filing, prosecuting, defending, and enforcing patent claims and other intellectual property rights.

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

Risks Related to Our Intellectual Property

If we are unable to obtain and maintain sufficient intellectual property protection for our product candidates, or if the scope of the intellectual property protection obtained is not sufficiently broad, our competitors could develop and commercialize product candidates similar or identical to ours, and our ability to successfully commercialize our product candidates may be impaired.

As is the case with other biopharmaceutical companies, our success depends in large part on our ability to obtain and maintain protection of the intellectual property we may own solely and jointly with others, particularly patents, in the United States and other countries with respect to our product candidates and technology. We seek to protect our proprietary position by filing patent applications in the United States and abroad related to AEVI-001, AEVI-002, or other product candidates that we may identify.

Obtaining and enforcing biopharmaceutical patents is costly, time consuming and complex, and we may not be able to file and prosecute all necessary or desirable patent applications, or maintain, enforce and license any patents that may issue from such patent applications, at a reasonable cost or in a timely manner. It is also possible that we will fail to identify patentable aspects of our research and development output before it is too late to obtain patent protection. We may not have the right to control the preparation, filing and prosecution of patent applications, or to maintain the rights to patents licensed to third parties. Therefore, these patents and applications may not be prosecuted and enforced in a manner consistent with the best interests of our business.

The patent position of biotechnology and pharmaceutical companies generally is highly uncertain, involves complex legal, technological and factual questions and has in recent years been the subject of much litigation. Applications for patents and other intellectual property rights capable of being registered have been, and will be, filed in certain key jurisdictions. We may not successfully obtain patents in the countries in which patent applications have been or will be filed, and we may not develop other patentable products or processes. In addition, the patents we own and license, or any further patents we may own or license, may not prevent other persons or companies from developing similar or therapeutically equivalent products, and other persons or companies may be issued patents that may prevent the sale of our products or that will require us to license or pay significant fees or royalties. Patents also will not protect our product candidates if competitors devise ways of making or using these product candidates without legally infringing our patents. Furthermore, our own issued and in-licensed patents may not be valid or enforceable or be able to provide our company with meaningful protection. In recent years, several companies have been extremely aggressive in challenging patents covering pharmaceutical products, and the challenges have often been successful. We cannot be assured that our patents will not be challenged by third parties or that we will be successful in any defense we undertake. Patent litigation is costly and time-consuming, and there can be no assurance that we will have, or will be able to devote, sufficient resources to pursue such litigation. In addition, potentially unfavorable outcomes in such proceedings could limit our intellectual property rights and activities and have an adverse effect on our business.

In addition, the laws of foreign countries may not protect our rights to the same extent as the laws of the United States, or vice versa. Further, we may not be aware of all third-party intellectual property rights potentially relating to our product candidates. Publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the United States and other jurisdictions are typically not published until 18 months after filing or, in some cases, not at all. Therefore, we cannot know with certainty whether we were the first to make the inventions claimed in our patents or pending patent applications, or that we were the first to file for patent protection of such inventions. Moreover, we may be subject to a third-party preissuance submission of prior art to the United States Patent and Trademark Office, or the USPTO. As a result, the issuance, scope, validity, enforceability and commercial value of our patent rights are highly uncertain. Our pending and future patent applications may not result in patents being issued that protect our product candidates, in whole or in part, or which effectively prevent others from commercializing competitive product candidates. Even if our patent applications issue as patents, they may not issue in a form that will provide us with any meaningful protection, prevent competitors from competing with us or otherwise provide us with any competitive advantage. Our competitors may be able to circumvent our patents by developing similar or alternative product candidates in a non-infringing manner.

In addition, even if patents do issue to us or our licensors covering embodiments of our product candidates, devices, or methods of using them, the issuance of a patent is not conclusive as to its inventorship, scope, validity or enforceability, and those patents can be challenged by our competitors or other third parties in the courts or patent offices in the United States and abroad. For example, we may become involved in opposition, derivation, reexamination, inter partes review, post-grant review or interference proceedings challenging our patent rights or the patent rights of others. Such challenges may result in loss of exclusivity or freedom to operate or in patent claims being narrowed, invalidated or held unenforceable, in whole or in part, which could limit our ability to stop others from using or commercializing similar or identical product candidates, or limit the duration of the patent protection of our product candidates. An adverse determination in any such submission, proceeding or litigation could reduce the scope of, or invalidate, our patent rights, allow third parties to commercialize our product candidates and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize drugs without infringing third-party patent rights. In addition, if the breadth or strength of protection provided by our patents and patent applications is threatened, regardless of the outcome, it could dissuade companies from collaborating with us to license, develop or commercialize current or future product candidates.

If we fail to comply with our obligations in the agreements under which we license intellectual property rights from third parties or these agreements are terminated or we otherwise experience disruptions to our business relationships with our licensors, we could lose intellectual property rights that are important to our business.

We are party to several license agreements under which we in-license patent rights and other intellectual property related to our business. For example, we are party to a license agreement with CHOP, under which we license certain technology owned and controlled by CHOP related to ADHD and certain other neurological and neuropsychological indications. Pursuant to this license agreement, CHOP licensed to neuroFix (coupled with a right to sublicense) certain patent rights and compound know-how on an exclusive, worldwide, royalty-bearing right and license basis, and certain CHOP know-how (other than compound know-how) on a non-exclusive, worldwide, royalty-bearing right and license basis. We are also party to a Development and Option Agreement with KHK under which we may license certain technology related AEVI-002. We may need to obtain additional licenses from others in the future to advance our research and development activities or allow the commercialization of AEVI-001, AEVI-002, or any other product candidates we may identify and pursue. See the section entitled “Business” for a more detailed description of our current license agreements.

Our license agreements impose, and we expect that future license agreements will impose, various diligence, milestone payment, royalty, insurance and other obligations on us. In spite of our efforts, our licensors might conclude that we have materially breached our obligations under such license agreements and might therefore terminate the license agreements, thereby removing or limiting our ability to develop and commercialize products and technology covered by these license agreements. Any uncured, material breach under these license agreements could result in our loss of rights to practice the patent rights and other intellectual property licensed to us under these agreements, and could compromise our development and commercialization efforts for AEVI-001 and AEVI-002, or any future product candidates. If any of our current or future licenses or material relationships or any in-licenses upon which our current or future licenses are based are terminated, competitors or other third parties would have the freedom to seek regulatory approval of, and to market, products identical to AEVI-001 and AEVI-002 and we may be required to cease our development and commercialization of AEVI-001 and AEVI-002, or any future product candidates. Any of the foregoing could have a material adverse effect on our competitive position, business, financial conditions, results of operations and prospects.

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

The agreements under which we currently in-license intellectual property or technology from third parties are complex, and certain provisions in such agreements may be susceptible to multiple interpretations. Disputes may arise regarding intellectual property subject to a licensing agreement, including:

•	the scope of rights granted under the license agreement and other interpretation-related issues;

•	the extent to which our product candidates, technology and processes infringe on intellectual property of the licensor that is not subject to the licensing agreement;

•	the sublicensing of patent and other rights under our collaborative development relationships;

•	our diligence obligations under the license agreement and what activities satisfy those diligence obligations;

•	the inventorship and ownership of inventions and know-how resulting from the joint creation or use of intellectual property by our licensors and us and our partners; and

•	the priority of invention of patented technology.

The resolution of any contract interpretation disagreement that may arise could narrow what we believe to be the scope of our rights to the relevant intellectual property or technology, or increase what we believe to be our financial or other obligations under the agreement, either of which could have a material adverse effect on our business, financial condition, results of operations and prospects. Moreover, if disputes over intellectual property that we have licensed prevent or impair our ability to maintain our current licensing arrangements on commercially acceptable terms, we may be unable to successfully develop and commercialize the affected product candidates, which could have a material adverse effect on our business, financial conditions, results of operations and prospects.

As we develop our product candidates, we may need to obtain additional licenses to protect our rights to make and use our technology. These licenses may not be available on acceptable terms or at all. Even if we are able to obtain a license, the license would likely obligate us to pay license fees or royalties or both, and the rights granted to us might be non-exclusive, which could result in our competitors gaining access to the same intellectual property. Ultimately, we could be prevented from commercializing a product or be forced to cease some aspect of our business operations, if, as a result of actual or threatened patent infringement claims, we are unable to enter into licenses on acceptable terms. All of the issues described above could also impact our collaborators, which would also impact the success of the collaboration and therefore us. Under certain of our in-licensed patents, the licensor is responsible for maintaining, controlling or enforcing the licensed intellectual property portfolio. Thus, we cannot ensure that the patent rights licensed to us will be adequately maintained, controlled or enforced by our licensor. In addition, even when we have the right to control patent prosecution of licensed patents and patent applications, enforcement of licensed patents, or defense of claims asserting the invalidity of those patents, we may still be adversely affected or prejudiced by actions or inactions of our licensors and their counsel that took place prior to or after our assuming control.

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

Third-party claims of intellectual property infringement may prevent or delay our development and commercialization efforts.

Our commercial success depends in part on our avoiding infringement of the patents and proprietary rights of third parties. However, our research, development and commercialization activities may be subject to claims that we infringe or otherwise violate patents or other intellectual property rights owned or controlled by third parties. There is a substantial amount of litigation, both within and outside the United States, involving patent and other intellectual property rights in the biotechnology and pharmaceutical industries, including patent infringement lawsuits, interferences, oppositions and inter partes reexamination proceedings before the USPTO, and corresponding foreign patent offices. Numerous U.S. and foreign issued patents and pending patent applications, which are owned by third parties, exist in the fields in which we are pursuing development candidates. As the biotechnology and pharmaceutical industries expand and more patents are issued, the risk increases that AEVI-001, AEVI-002, or other product candidates that we may identify may be subject to claims of infringement of the patent rights of third parties.

Third parties may bring patent infringement or other intellectual property claims against us, which would cause us to incur substantial expenses and, if successful against us, could cause us to pay substantial damages. There may be third-party patents or patent applications with claims to materials, formulations, methods of manufacture or methods for treatment related to the use or manufacture of AEVI-001, AEVI-002, or other product candidates that we may identify. Because patent applications can take many years to issue, there may be currently pending patent applications which may later result in issued patents that AEVI-001, AEVI-002 or other product candidates that we may identify may infringe. In addition, third parties may obtain patents in the future and claim that use of our technologies infringes upon these patents. If any third-party patents were held by a court of competent jurisdiction to cover the manufacturing process of AEVI-001, AEVI-002, or other product candidates that we may identify, any molecules formed during the manufacturing process or any final product itself, the holders of any such patents may be able to block our ability to commercialize such product candidate unless we obtained a license under the applicable patents, or until such patents expire.

Similarly, if any third-party patents were held by a court of competent jurisdiction to cover aspects of our formulations, processes for manufacture or methods of use, including combination therapy, the holders of any such patents may be able to block our ability to develop and commercialize the applicable product candidate unless we obtained a license or until such patent expires. In either case, such a license may not be available on commercially reasonable terms or at all, or it may be non-exclusive, which could result in our competitors gaining access to the same intellectual property.

Parties making claims against us may obtain injunctive or other equitable relief, which could effectively block our ability to further develop and commercialize AEVI-001, AEVI-002, or other product candidates that we may identify. Defense of these claims, regardless of their merit, would involve substantial litigation expense and would be a substantial diversion of employee resources from our business. In the event of a successful claim of infringement against us, we may have to pay substantial damages, including treble damages and attorneys’ fees for willful infringement, pay royalties, redesign our infringing products or obtain one or more licenses from third parties, which may be impossible or require substantial time and monetary expenditure.

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

Parties making claims against us may be able to sustain the costs of complex patent litigation more effectively than we can because they have substantially greater resources. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation or administrative proceedings, there is a risk that some of our confidential information could be compromised by disclosure. In addition, any uncertainties resulting from the initiation and continuation of any litigation could have material adverse effect on our ability to raise additional funds or otherwise have a material adverse effect on our business, results of operations, financial condition and prospects.

Patent terms may be inadequate to protect our competitive position on our product candidates for an adequate amount of time.

Even if our product candidates and the methods for treating patients for prescribed indications using these product candidates are covered by valid and enforceable patents and have claims with sufficient scope, disclosure, and support in the specification, the patents will provide protection only for a limited amount of time. In the United States, if all maintenance fees are timely paid, the natural expiration of a patent is generally 20 years from its earliest U.S. non-provisional filing date. Various extensions may be available, but the life of a patent, and the protection it affords, is limited. Even if patents covering our product candidates are obtained, once the patent life has expired, we may be open to competition from competitive products, including generics or biosimilars. Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized. As a result, our owned and licensed patent portfolio may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours.

If we are not able to obtain patent term extension or non-patent exclusivity in the United States under the Hatch-Waxman Act and in foreign countries under similar legislation, thereby potentially extending the term of our marketing exclusivity for AEVI-001, AEVI-002, or other product candidates that we may identify, our business may be materially harmed.

Depending upon the timing, duration and specifics of FDA marketing approval of AEVI-001, AEVI-002, or other product candidates that we may identify, one of the U.S. patents covering each of such product candidates or the use or manufacturing method thereof may be eligible for up to five years of patent term extension under the Hatch-Waxman Act. The Hatch-Waxman Act allows a maximum of one patent to be extended per FDA approved product as compensation for the patent term lost during the FDA regulatory review process. A patent term extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval and only those claims covering such approved drug product, a method for using it or a method for manufacturing it may be extended. Patent term extension also may be available in certain foreign countries upon regulatory approval of our product candidates. Nevertheless, we may not be granted patent term extension either in the United States or in any foreign country because of, for example, failing to exercise due diligence during the testing phase or regulatory review process, failing to apply within applicable deadlines, failing to apply prior to expiration of relevant patents or otherwise failing to satisfy applicable requirements. Moreover, the term of extension, as well as the scope of patent protection during any such extension, afforded by the governmental authority could be less than we request.

If we are unable to obtain patent term extension or restoration, or the term of any such extension is less than we request, the period during which we will have the right to exclusively market our product may be shortened and our competitors may obtain approval of competing products following our patent expiration sooner, and our revenue could be reduced, possibly materially.

It is possible that we will not obtain patent term extension under the Hatch-Waxman Act for a U.S. patent covering AEVI-001, AEVI-002 or other product candidates that we may identify even where that patent is eligible for patent term extension, or if we obtain such an extension, it may be for a shorter period than we had sought. Further, for certain of our licensed patents, we do not have the right to control prosecution, including filing with the USPTO, a petition for patent term extension under the Hatch-Waxman Act. Thus, if one of our licensed patents is eligible for patent term extension under the Hatch-Waxman Act, we may not be able to control whether a petition to obtain a patent term extension is filed, or obtained, from the USPTO.

Also, there are detailed rules and requirements regarding the patents that may be submitted to the FDA for listing in the Approved Drug Products with Therapeutic Equivalence Evaluations, or the Orange Book. We may be unable to obtain patents covering our product candidates that contain one or more claims that satisfy the requirements for listing in the Orange Book. Even if we submit a patent for listing in the Orange Book, the FDA may decline to list the patent, or a manufacturer of generic drugs may challenge the listing. If one of our product candidates is approved and a patent covering that product candidate is not listed in the Orange Book, a manufacturer of generic drugs would not have to provide advance notice to us of any abbreviated new drug application filed with the FDA to obtain permission to sell a generic version of such product candidate.

If we are unable to protect the confidentiality of our trade secrets, the value of our technology could be materially adversely affected and our business would be harmed.

Our business is dependent on proprietary rights that may be difficult to protect and such dependence could affect our ability to effectively compete. In addition to patents, we also rely on trade secrets, technical know-how, licensing opportunities, and continuing innovation to develop and maintain our competitive position especially where we do not believe that patent protection is appropriate or obtainable. Trade secrets are by nature difficult to protect. We seek to protect our proprietary information by requiring our employees, consultants, contractors, outside scientific collaborators and other advisors to execute non-disclosure and confidentiality agreements and our employees to execute assignment of invention agreements to us. We also require confidentiality or material transfer agreements from third parties that receive our confidential data or materials. These agreements are designed to protect our proprietary information. However, we cannot be certain that such agreements have been entered into with all relevant parties, and even if they are all in place, there can still be no guarantee that agreements have not been or will not be violated or that there will be an adequate remedy available for a violation of an agreement. Accordingly, we cannot be certain that our trade secrets and other confidential proprietary information will not be disclosed or that competitors will not otherwise gain access to our trade secrets or independently develop substantially equivalent information and techniques. For example, if our employees, consultants, contractors, outside scientific collaborators and other advisors may unintentionally or willfully disclose our confidential information to competitors, and confidentiality agreements may not provide an adequate remedy in the event of unauthorized disclosure of confidential information. Enforcing a claim that a third party illegally obtained and is using our trade secrets is expensive and time-consuming, and the outcome is unpredictable. Moreover, others, including our competitors, may independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets or technology.

We also seek to preserve the integrity and confidentiality of our confidential proprietary information by maintaining physical security of our premises and physical and electronic security of our information technology systems, but it is possible that these security measures could be breached. If any of our confidential proprietary information were to be lawfully obtained or independently developed by a competitor, we would have no right to prevent such competitor from using that technology or information to compete with us, which could harm our competitive position.

We anticipate that we will spend both time and management resources to develop and file trademark applications in the future. However, third parties may have trademarks or pending trademark applications on our contemplated marks, similar marks, or in confusingly similar fields of use (or may be using our contemplated marks or similar marks). We may have to change our use of certain marks which could have an adverse impact on our business and may require us to spend additional funds to develop new marks.

Although we are not currently involved in any intellectual property litigation, we may become involved in lawsuits to protect or enforce our patents or other intellectual property, which could be expensive, time consuming and unsuccessful.

Unauthorized parties may infringe our patents or other intellectual property, try to copy aspects of our product candidates and technologies, or obtain and use information we consider proprietary. Policing the unauthorized use of our proprietary rights is difficult. We cannot guarantee that no harm or threat will be made to our or our collaborators’ intellectual property. In addition, changes in, or different interpretations of, patent laws in the United States and other countries may also adversely affect the scope of our patent protection and our competitive situation. Further, we may not have sufficient rights under our license agreements with collaborators to enforce the intellectual property licensed to us against third-party infringers.

Although we are not currently involved in any litigation, if we were to initiate legal proceedings against a third party to enforce a patent covering AEVI-001, AEVI-002, or other product candidates that we may identify, the defendant could counterclaim that the patent covering our product candidate is invalid and/or unenforceable. In patent litigation in the United States, defendant counterclaims alleging invalidity and/or unenforceability are commonplace. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, including lack of novelty, obviousness, written description or non-enablement. Grounds for an unenforceability assertion could be an allegation that someone connected with prosecution of the patent withheld relevant information from the USPTO, or made a misleading statement, during prosecution. The outcome following legal assertions of invalidity and unenforceability is unpredictable. Interference or derivation proceedings provoked by third parties or brought by us or declared by the USPTO may be necessary to determine the priority of inventions with respect to our patents or patent applications. An unfavorable outcome could require us to cease using the related technology or to attempt to license rights to it from the prevailing party. Our business could be harmed if the prevailing party does not offer us a license on commercially reasonable terms or at all, or if a non-exclusive license is offered and our competitors gain access to the same technology. Our defense of litigation or interference or derivation proceedings may fail and, even if successful, may result in substantial costs and distract our management and other employees. In addition, the uncertainties associated with litigation could have a material adverse effect on our ability to raise the funds necessary to continue our clinical trials, continue our research programs, license necessary technology from third parties, or enter into development partnerships that would help us bring AEVI-001, AEVI-002, or other product candidates that we may identify to market. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation. There could also be public announcements of the results of hearings, motions, or other interim proceedings or developments. If securities analysts or investors perceive these results to be negative, it could have a material adverse effect on the price of our common stock.

We may be subject to claims challenging the inventorship of our patents and other intellectual property.

We or our licensors may be subject to claims that former employees, collaborators or other third parties have an interest in our owned or in-licensed patents, trade secrets, or other intellectual property as an inventor or co-inventor. For example, we or our licensors may have inventorship disputes arise from conflicting obligations of employees, consultants or others who are involved in developing our product candidates. Litigation may be necessary to defend against these and other claims challenging inventorship or our or our licensors’ ownership of our owned or in-licensed patents, trade secrets or other intellectual property. If we or our licensors fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights, such as exclusive ownership of, or right to use, intellectual property that is important to our product candidates. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management and other employees. Any of the foregoing could have a material adverse effect on our business, financial condition, results of operations and prospects.

Any issued patents that may cover our product candidates could be found invalid or unenforceable if challenged in court.

Third parties may claim that our owned or in-licensed patents relating to AEVI-001, AEVI-002, or other product candidates that we may identify, are invalid and/or unenforceable. In patent litigation in the United States, defendant counterclaims alleging invalidity and/or unenforceability are commonplace. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, including lack of novelty, obviousness or non-enablement. Grounds for an unenforceability assertion could be an allegation that someone connected with prosecution of the patent withheld relevant information from the USPTO, or made a misleading statement, during prosecution. Third parties may also raise similar claims before administrative bodies in the United States or abroad, even outside the context of litigation. Such mechanisms include re-examination, post grant review, and equivalent proceedings in foreign jurisdictions (e.g., opposition proceedings). Such proceedings could result in revocation or amendment to our patents in such a way that they no longer cover AEVI-001, AEVI-002, or other product candidates that we may identify. The outcome following legal assertions of invalidity and unenforceability is unpredictable. With respect to the validity question, for example, we cannot be certain that there is no invalidating prior art, of which we and the patent examiner were unaware during prosecution. If a defendant were to prevail on a legal assertion of invalidity and/or unenforceability, we would lose at least part, and perhaps all, of the patent protection on our product candidates. Such a loss of patent protection would have a material adverse impact on our business.

We may be subject to claims that our employees, consultants or independent contractors have wrongfully used or disclosed confidential information of third parties or that our employees have wrongfully used or disclosed alleged trade secrets of their former employers.

As is common in the biotechnology and pharmaceutical industry, we employ individuals who were previously employed at universities or other biotechnology or pharmaceutical companies, including our competitors or potential competitors. Agreements with our employees aim to prevent employees from bringing any proprietary rights of third parties to us. Although we try to ensure that our employees, consultants and independent contractors do not use the proprietary information or know-how of others in their work for us, we may be subject to claims that we or our employees, consultants or independent contractors have inadvertently or otherwise used or disclosed intellectual property, including trade secrets or other proprietary information, of any of our employee’s former employer or other third parties. Litigation may be necessary to defend against these claims. If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel, which could adversely impact our business. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management and other employees.

Obtaining and maintaining our patent protection depends on compliance with various procedural, document submission, fee payment and other requirements imposed by governmental patent agencies, and our patent protection could be reduced or eliminated for non-compliance with these requirements.

Periodic maintenance fees, renewal fees, annuity fees and various other governmental fees on patents and/or applications will be due to be paid to the USPTO and various governmental patent agencies outside of the United States in several stages over the lifetime of the patents and/or applications. We have systems in place to remind us to pay these fees, and we employ an outside agency and rely on our outside agency to pay these fees due to U.S. and non-U.S. patent agencies. The USPTO and various non-U.S. governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent application process. We employ reputable professionals to help us comply, and in many cases, an inadvertent lapse can be cured by payment of a late fee or by other means in accordance with the applicable rules. However, there are situations in which non-compliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. In such an event, our competitors might be able to enter the market and this circumstance would have a material adverse effect on our business.

We may not be able to protect our intellectual property rights throughout the world.

Filing, prosecuting and defending patents on our product candidates in all countries throughout the world would be prohibitively expensive, and our intellectual property rights in some countries outside the United States can be less extensive than those in the United States. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the United States. For example, there is certain subject matter that is patent eligible in the United States but not generally patent eligible outside of the United States and vice versa. Differences in what constitutes patent eligible subject matter in various countries may limit the protection we can obtain in the United States and outside of the United States. Furthermore, different countries have different procedures for obtaining patents, and patents issued in different countries provide different degrees of protection against the use of a patented invention by others. Therefore, if the issuance to us or our licensors, in a given country, of a patent covering an invention is not followed by the issuance, in other countries, of patents covering the same invention, or if any judicial interpretation of the validity, enforceability, or scope of the claims in, or the written description or enablement in, a patent issued in one country is not similar to the interpretation given to the corresponding patent issued in another country, our ability to protect our intellectual property in those countries may be limited.

Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the United States, or from selling or importing products made using our inventions in and into the United States or other jurisdictions. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and may also export infringing products to territories where we have patent protection, but enforcement is not as strong as that in the United States. These products may compete with our products and our patents or other intellectual property rights may not be effective or sufficient to prevent them from competing.

Many companies have encountered significant problems in protecting and defending intellectual property rights in foreign jurisdictions. The legal systems of certain countries, particularly certain developing countries, do not favor the enforcement of patents, trade secrets, and other intellectual property protection, particularly those relating to biotechnology products, which could make it difficult for us to stop the infringement of our patents or marketing of competing products in violation of our proprietary rights generally. Proceedings to enforce our patent rights in foreign jurisdictions, whether or not successful, could result in substantial costs and divert our efforts and attention from other aspects of our business, could put our patents at risk of being invalidated or interpreted narrowly and our patent applications at risk of not issuing and could provoke third parties to assert claims against us. We may not prevail in any lawsuits that we initiate and the damages or other remedies awarded, if any, may not be commercially meaningful. Accordingly, our efforts to enforce our intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we develop or license.

Changes in U.S. and foreign patent law could diminish the value of patents in general, thereby impairing our ability to protect our products.

Changes in either the patent laws or interpretation of the patent laws in the United States and abroad could increase the uncertainties and costs surrounding the prosecution of patent applications and the enforcement or defense of issued patents. For example, assuming that other requirements for patentability are met, prior to March 2013, in the United States, in general, the first to invent was entitled to the patent. After March 2013, under the Leahy-Smith America Invents Act, enacted in September 2011, the United States transitioned to a first inventor to file system in which, assuming that other requirements for patentability are met, the first inventor to file a patent application will be entitled to the patent on an invention regardless of whether a third party was the first to invent the claimed invention. A third party that files a patent application in the USPTO after March 2013, but before us could therefore be awarded a patent covering an invention of ours even if we had made the invention before it was made by such third party. This will require us to be cognizant of the time from invention to filing of a patent application. Since patent applications in the United States and most other countries are confidential for a period of time after filing or until issuance, we cannot be certain that we or our licensors were the first to either (i) file any patent application related to our product candidates or (ii) invent any of the inventions claimed in our or our licensor’s patents or patent applications.

The America Invents Act also includes a number of significant changes that affect the way patent applications will be prosecuted and also may affect patent litigation. These include allowing third party submission of prior art to the USPTO during patent prosecution and additional procedures to attack the validity of a patent by USPTO administered post-grant proceedings, including post-grant review, inter partes review, and derivation proceedings. Because of a lower evidentiary standard in USPTO proceedings compared to the evidentiary standard in United States federal courts necessary to invalidate a patent claim, a third party could potentially provide evidence in a USPTO proceeding sufficient for the USPTO to hold a claim invalid even though the same evidence would be insufficient to invalidate the claim if first presented in a district court action. Accordingly, a third party may attempt to use the USPTO procedures to invalidate our patent claims that would not have been invalidated if first challenged by the third party as a defendant in a district court action. Therefore, the America Invents Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our owned or in-licensed patent applications and the enforcement or defense of our owned or in-licensed issued patents, all of which could have a material adverse effect on our business, financial condition, results of operations, and prospects.

In addition, the patent positions of companies in the development and commercialization of pharmaceuticals are particularly uncertain. Recent U.S. Supreme Court rulings have narrowed the scope of patent protection available in certain circumstances and weakened the rights of patent owners in certain situations. This combination of events has created uncertainty with respect to the validity and enforceability of patents, once obtained. Depending on future actions by the U.S. Congress, the federal courts, and the USPTO, the laws and regulations governing patents could change in unpredictable ways that could have a material adverse effect on our existing patent portfolio and our ability to protect and enforce our intellectual property in the future.

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

Further, the share prices of public companies, particularly those operating in high growth sectors, are often subject to significant fluctuations. The market price of our common stock on the Nasdaq Global Market has been volatile, ranging from $1.01 per share to $2.65 per share during the 52-week trading period ending June 30, 2018. We expect that the market price of our common stock will continue to fluctuate significantly due to factors including, but not limited to, the following:

•	results of our clinical trials, such as the Phase 2 trial in mGluR+ Genetic Subset ADHD to confirm genetic responders to AEVI-001, for which data is expected in the fourth quarter of 2018 and the 8-week signal finding study of AEVI-002 in patients with severe pediatric onset Crohn’s disease, for which initial data from a small number of patients is expected by year-end 2018,

•	announcements of developments by us or our competitors;

•	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

•	adoption of new accounting standards affecting our industry;

•	introduction of new products by us or our competitors;

•	changes in market valuations of companies in our industry;

•	actual or anticipated variations in our operating results;

•	future issuances of our common stock or other securities;

•	other events or factors, including those beyond our control; and

•	general market or economic conditions.

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

In addition, as of June 30, 2018, there were outstanding options and warrants to purchase an aggregate of 10,749,651 and 3,953,904 shares, respectively. Of the 10,749,651 outstanding options, ranging in exercise price from $1.07 per share to $8.80 per share, 6,344,864 shares were exercisable as of June 30, 2018. The exercise of options at prices below the market price of our common stock could adversely affect the price of shares of our common stock. Additional dilution may result from the issuance of shares of our common stock in connection with collaborations or manufacturing arrangements or in connection with other financing efforts.

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

The Children’s Hospital of Philadelphia Foundation (the “CHOP Foundation”) is our largest stockholder. As of June 30, 2018, the CHOP Foundation beneficially owned 18,697,233 shares of our common stock. The shares of common stock beneficially owned by the CHOP Foundation represent approximately 30.1% of our outstanding shares of common stock. Accordingly, the CHOP Foundation exerts significant influence over us and any action requiring the approval of the holders of our common stock, including the election of directors and approval of significant corporate transactions. This concentration of voting power makes it less likely that any other holder of common stock or directors of our business will be able to affect the way we are managed and could delay or prevent an acquisition of us on terms that other stockholders may desire. In addition, if the CHOP Foundation obtains a majority of our common stock, the CHOP Foundation would be able to control all matters submitted to our stockholders for approval, as well as our management and affairs. For example, the CHOP Foundation would be able to control the election of directors, amendments to our organizational documents and approval of any merger, consolidation, sale of all or substantially all of our assets or other business combination or reorganization. In addition, if the CHOP Foundation obtains a majority of our common stock, we would be deemed a “controlled company” for purposes of NASDAQ listing requirements. Under NASDAQ rules, a “controlled company” may elect not to comply with certain NASDAQ corporate governance requirements, including (i) the requirement that a majority of our board of directors consist of independent directors, (ii) the requirement that the compensation of our officers be determined or recommended to the board by a majority of independent directors or a compensation committee that is composed entirely of independent directors and (iii) the requirement that director nominees be selected or recommended to the board by a majority of independent directors or a nominating committee that is composed of entirely independent directors.

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

If we fail to comply with the continued listing requirements of the Nasdaq Global Market, our common stock may be delisted and the price of our common stock and our ability to access the capital markets could be negatively impacted.

Our common stock is listed for trading on the Nasdaq Global Market. We must satisfy Nasdaq’s continued listing requirements, including, among other things, a minimum closing bid price requirement of $1.00 per share for our common stock.

If a company trades for 30 consecutive business days below the $1.00 minimum closing bid price requirement, Nasdaq will send a deficiency notice to the company, advising that it has been afforded a “compliance period” of 180 calendar days to regain compliance with the applicable requirements. Thereafter, if such a company does not regain compliance with the bid price requirement, a second 180-day compliance period may be available. If Nasdaq does not grant such a company a second 180-day compliance period or such company does not regain compliance with the bid price requirement, such company may be delisted from the Nasdaq Global Market.

A delisting of our common stock from Nasdaq could materially reduce the liquidity of our common stock and result in a corresponding material reduction in the price of our common stock. In addition, delisting could harm our ability to raise capital through alternative financing sources on terms acceptable to us, or at all, and may result in the potential loss of confidence by investors, employees and fewer business development opportunities.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

None

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None

ITEM 3. Defaults Upon Senior Securities

None

ITEM 4. Mine Safety Disclosures

Not applicable

ITEM 5. Other Information

None.

ITEM 6. Exhibits

Exhibit No.	Description
10.1	Equity Distribution Agreement, dated May 15, 2018, by and between Aevi Genomic Medicine, Inc. and JMP Securities LLC (previously filed as Exhibit 1.1 to our Current Report on Form 8-K filed on May 15, 2018 and incorporated herein by reference).
10.2	Amendment No. 2 to Sponsored Research Agreement, dated as of February 16, 2017, by and between The Children’s Hospital of Philadelphia and Medgenics Medical Israel, Ltd.
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
101	Interactive Data File (filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 2, 2018	AEVI GENOMIC MEDICINE, INC.

	By:	/s/ Michael F. Cola
Michael F. Cola
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 2, 2018
	By:	/s/ Brian D. Piper
Brian D. Piper
Chief Financial Officer and Corporate Secretary
(Principal Financial Officer)

-45-