Form 10-Q
period 2018-09-30
Aevi Genomic Medicine, Inc.
filed 2018-11-01
CIK 1138776

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of October 30, 2018, the registrant had 64,766,882 shares of common stock, $0.0001 par value, outstanding.

AEVI GENOMIC MEDICINE, INC.
FORM 10-Q
TABLE OF CONTENTS

Unless the context otherwise requires, all references in this Quarterly Report on Form 10-Q to the “Company,” “Aevi Genomic Medicine,” “we,” “us” and “our” refer to Aevi Genomic Medicine, Inc., a Delaware corporation organized on January 27, 2000, and its wholly-owned subsidiaries, Medgenics Medical Israel Ltd. and neuroFix, LLC. We use the Aevi Genomic Medicine logo as a trademark in the United States and elsewhere. All other trademarks or trade names referred to in this document are the property of their respective owners.

-i-

AEVI GENOMIC MEDICINE, INC. AND ITS SUBSIDIARY

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	September 30 2018	December 31, 2017
	Unaudited	Audited
ASSETS

CURRENT ASSETS:

Cash and cash equivalents	$19,602	$33,729
Prepaid expenses and other current assets	538	893

Total current assets	20,140	34,622

LONG-TERM ASSETS:

Lease deposits	11	11
Property and equipment, net	36	85
Other long-term assets	-	43

Total long-term assets	47	139

Total assets	$20,187	$34,761

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:

Trade payables	$1,585	$943
Other accounts payable and accrued expenses	4,850	3,197

Total current liabilities	6,435	4,140

Total liabilities	6,435	4,140

STOCKHOLDERS’ EQUITY:

Common stock - $0.0001 par value; 200,000,000 shares authorized; 64,766,882 shares issued and outstanding at September 30, 2018; 59,332,265 shares issued and outstanding at December 31, 2017	$6	$6
Additional paid-in capital	252,873	245,593
Accumulated deficit	(239,127)	(214,978)

Total stockholders’ equity	13,752	30,621

Total liabilities and stockholders’ equity	$20,187	$34,761

The accompanying notes are an integral part of the condensed consolidated financial statements.

AEVI GENOMIC MEDICINE, INC. AND ITS SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

	Nine months ended September 30,		Three months ended September 30,
	2018	2017	2018	2017
	Unaudited		Unaudited
Research and development expenses	$17,433	$19,913	$5,125	$6,299

General and administrative expenses	6,852	7,627	2,174	2,270

Operating loss	(24,285)	(27,540)	(7,299)	(8,569)
Financial (expense) / income	136	(15)	50	(36)

Net loss	$(24,149)	$(27,555)	$(7,249)	$(8,605)

Basic and diluted loss per share	$(0.40)	$(0.74)	$(0.12)	$(0.23)
Weighted average number of common stock used in computing basic and diluted loss per share	60,240,787	37,109,455	62,019,780	37,110,043

The accompanying notes are an integral part of the condensed consolidated financial statements.

AEVI GENOMIC MEDICINE, INC. AND ITS SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine months ended September 30,
	2018	2017
	Unaudited

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(24,149)	$(27,555)
Adjustments to reconcile loss to net cash used in operating activities:
Depreciation	49	96
Loss on disposal of property and equipment	-	32
Stock-based compensation	2,285	2,650
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	355	(619)
Trade payables	642	3,344
Other accounts payable and accrued expenses	1,653	(2,852)
Other long-term assets	43	-
Net cash used in operating activities	$(19,122)	$(24,904)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of property and equipment	-	152
Net cash provided by (used in) investing activities	$-	$152

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of shares, net	4,961	-
Proceeds from exercise of options and warrants	34	19
Deferred offering costs	-	(145)
Net cash (used in) provided by financing activities	$4,995	$(126)

Decrease in cash and cash equivalents	(14,127)	(24,878)

Balance of cash and cash equivalents at the beginning of the period	33,729	39,838

Balance of cash and cash equivalents at the end of the period	$19,602	$14,960

Supplemental disclosure of non-cash flow information:
Offering costs incurred but not paid	$-	$782

The accompanying notes are an integral part of the condensed consolidated financial statements.

AEVI GENOMIC MEDICINE, INC. AND ITS SUBSIDIARY

NOTES TO THE FINANCIAL STATEMENTS

(In thousands, except share and per share data)

NOTE 1: GENERAL

a.	Aevi Genomic Medicine, Inc. (the “Company”) was incorporated in January 2000 in Delaware as Medgenics, Inc. The Company has a wholly-owned subsidiary, Medgenics Medical Israel Ltd. (the “Subsidiary”), which was incorporated in Israel in March 2000. The Company is a clinical stage biopharmaceutical company with an emphasis on genomic medicine.

Since October 21, 2016 the Company’s common stock (the “Common Stock”) has been traded on the NASDAQ Global Market.

b.	As reflected in the accompanying financial statements, the Company incurred a net loss and negative cash flow from operating activities for the nine-month period ended September 30, 2018 of $24,149 and $19,122, respectively. The accumulated deficit as of September 30, 2018 was $239,127. As of September 30, 2018, the Company had cash and cash equivalents of $19,602. Based upon current management projections, the Company expects the current cash balance to fund operations into the first quarter of 2019. The Company and the Subsidiary have not yet generated revenues from product sales. See Note 3 below, for additional information regarding liquidity risks and management’s plans.

c.	The Children’s Hospital of Philadelphia Foundation (the “CHOP Foundation”) is our largest stockholder. As of September 30, 2018, the CHOP Foundation beneficially owned 21,248,253 shares of our common stock. The shares of common stock beneficially owned by the CHOP Foundation represent approximately 31.4% of our outstanding shares of common stock.

NOTE 2: SIGNIFICANT ACCOUNTING POLICIES

a.	The accompanying unaudited condensed financial statements of the Company, have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and the rules of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the audited financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2017 (“2017 Form 10-K”) as filed with the SEC. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements that would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year as reported in the 2017 Form 10-K have been omitted.

b.	Recently issued accounting pronouncements:

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

AEVI GENOMIC MEDICINE, INC. AND ITS SUBSIDIARY

NOTES TO THE FINANCIAL STATEMENTS

(In thousands, except share and per share data)

The Company has financed its operations primarily through issuance of equity and grants from other third parties. As of September 30, 2018, the Company had cash and cash equivalents of $19,602 and current liabilities of $6,435. On May 15, 2018, the Company entered into an Equity Distribution Agreement pursuant to which it may from time-to-time issue and sell shares of Company common stock having an aggregate offering price of up to $20,000 in an “at the market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act (the “ATM Facility”). For the quarter ended September 30, 2018, the Company sold 5,426,151 shares of common stock for gross proceeds of $5,285 under the ATM Facility.

The Company has incurred recurring operating losses since inception. For the three and nine months ended September 30, 2018, the Company incurred a net loss of $7,249 and $24,149, respectively, and as of September 30, 2018 the Company has an accumulated deficit of $239,127. The Company anticipates operating losses to continue for the foreseeable future due to, among other things, costs related to research, development of its product candidates and its preclinical programs, and its administrative organization. The Company will require substantial additional financing to fund its operations and to continue to execute its strategy. These conditions raise substantial doubt about its ability to continue as a going concern within one year after the date that the financial statements are issued.

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

In June 2017, the Company entered into an amendment to the Research Agreement, which extended the Research Agreement through June 30, 2019, for which payments totaling $1,188 are due in the last quarter of 2018 and $2,375 will be due in the first half of 2019. In June 2018, the Company again extended the Research Agreement to cover the period from July 1, 2019 through June 30, 2020, for which incremental payments totaling $2,375 will be due in the second half of 2019 and $2,375 will be due in the first half of 2020. Expenses related to CHOP, within the sponsored research agreement or otherwise, were $1,239 and $5,725 for the three and nine month periods ended September 30, 2018, respectively, and $2,609 and $6,326 for the three and nine month periods ended September 30, 2017, respectively. As of September 30, 2018, the Company has total payables related to CHOP, inclusive of those related to the sponsored research agreement, of $1,588, allocated between accrued expenses and trade payables.

NOTE 5:- STOCKHOLDERS’ EQUITY

a.	Summary of options and warrants to employees and directors:

AEVI GENOMIC MEDICINE, INC. AND ITS SUBSIDIARY

NOTES TO THE FINANCIAL STATEMENTS

(In thousands, except share and per share data)

	Nine months ended September 30, 2018
	Number of options and warrants	Weighted average exercise price	Weighted average remaining contractual terms (years)	Aggregate intrinsic value
Outstanding at December 31, 2017	11,110,362	$4.34	6.43	$1

Granted	2,943,930	$1.54

Exercised	(17,334)	$1.24

Forfeited	(3,654,630)	$3.48

Outstanding at September 30, 2018	10,382,328	$3.85	7.10	$2

Vested and expected to vest at September 30, 2018	10,382,328	$3.85	7.10	$2

Exercisable at September 30, 2018	6,192,797	$4.87	5.75	$-

As of September 30, 2018, there was $3,485 of total unrecognized compensation cost related to non-vested stock-based compensation arrangements granted to employees and directors. That cost is expected to be recognized over a weighted-average period of 1.66 years.

b.	Summary of options and warrants to consultants:

	Nine months ended September 30, 2018
	Number of options and warrants	Weighted average exercise price	Weighted average remaining contractual terms (years)	Aggregate intrinsic value
Outstanding at December 31, 2017	160,000	$3.62	2.45	$-

Granted	40,000	$1.52

Exercised	-	$-

Forfeited	(190,000)	$3.12

Outstanding at September 30, 2018	10,000	$4.82	8.09	$-

Vested and expected to vest at September 30, 2018	10.000	$4.82	8.09	$-

Exercisable at September 30, 2018	10,000	$4.82	8.09	$-

AEVI GENOMIC MEDICINE, INC. AND ITS SUBSIDIARY

NOTES TO THE FINANCIAL STATEMENTS

(In thousands, except share and per share data)

As of September 30, 2018, there was no unrecognized compensation cost related to non-vested stock-based compensation arrangements granted to consultants.

c.	Stock-based compensation expense:

Compensation expense related to warrants and options granted to employees, directors and consultants was recorded in the Consolidated Statement of Operations in the following line items:

	Nine months ended September 30,		Three months ended September 30,
	2018	2017	2018	2017
Research and development expenses	$936	$1,230	$290	$465
General and administrative expenses	1,349	1,420	460	410
	$2,285	$2,650	$750	$875

d.	Summary of shares to be issued upon exercise of options and warrants:

		As of September 30, 2018
Options / Warrants	Exercise price per share ($)	Shares to be issued upon exercise of options and warrants outstanding	Shares to be issued upon exercise of options and warrants exercisable	Weighted average remaining contractual terms of options and warrants (in years)
Options:
Granted to employees and directors
	1.07-2.66	3,622,613	410,975	9.3
	3.14-5.07	4,474,567	3,635,299	6.2
	5.22-8.80	2,143,938	2,005,313	5.4
		10,241,118	6,051,587

Granted to consultants

	4.82	10,000	10,000	8.1

Total shares to be issued upon exercise of options		10,251,118	6,061,587

Warrants:

Issued to employees and directors	2.84	141,210	141,210	4.0

Issued to investors	2.84	3,812,694	3,812,694	4.0

Total shares to be issued upon exercise of warrants		3,953,904	3,953,904

Total shares to be issued upon exercise of options and warrants		14,205,022	10,015,491

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

The following table presents anti-dilutive shares for the nine and three months ended September 30, 2018 and 2017:

	Nine months ended September 30,		Three months ended September 30,
	2018	2017	2018	2017
Weighted-average anti-dilutive shares related to:
Outstanding stock options	10,219,710	11,082,147	10,623,655	11,168,048
Outstanding warrants	4,532,000	4,277,651	3,953,904	3,250,384
	14,751,710	15,359,798	14,577,559	14,418,432

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

AEVI-001 (mGluR+ Genetic Subset Attention Deficit Hyperactivity Disorder) and AEVI-004

Our lead program, AEVI-001, is an oral, non-stimulant glutamatergic neuromodulator which completed a Phase 2/3 trial (SAGA) in adolescent Attention Deficit Hyperactivity Disorder (ADHD), patients with specific mutations in their mGluR gene network, which we refer to as mGluR+ ADHD, in the first quarter of 2017. Although AEVI-001 did not meet the primary endpoint of reduction on the ADHD Rating Scale (ADHD-RS) compared to placebo, in the SAGA trial, the drug did demonstrate statistically significant and clinically meaningful improvement compared to placebo in a pre-specified responder analysis of ADHD-RS improvement of 30% or more [ADHD-RS reduction of 17.6, p < .005]. In a second pre-specified responder analysis of Clinical Global Impression of Improvement scale (CGI-I), a key secondary endpoint, AEVI-001 demonstrated a statistically significant and clinically meaningful improvement compared to placebo [57% of patients treated with AEVI-001 achieved a score of much improved or very much improved compared to 32% on placebo, p=0.0155]. Additionally, the safety analysis demonstrated that AEVI-001 was well tolerated at all doses and the majority of adverse events were generally mild to moderate in severity. There were no serious adverse events.

Subsequent analysis of responder data from a subset of genomically identified patients in the SAGA trial initially identified nine genes that appeared to be predictive of clinically meaningful and statistically significant response on the ADHD-RS scales and CGI-I scales. Subsequent to a validation process using a comparator methodology, one identified gene, Neuro Gene E, could not be verified, thus reducing the subset to eight genes (genetic subset). These eight genes include certain glutamate metabotropic receptors and neurodevelopmental genes that are found in approximately 8-10% of pediatric ADHD patients.

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

Importantly, these results clarify a path forward for the continued development of AEVI-001 in ADHD, as well as potentially in other neurodevelopmental disorders, including but not limited to ASD and Pediatric Generalized Anxiety Disorder. We are currently conducting a Phase 2 trial (the “ASCEND” trial) in the mGluR mutation positive genetic subset ADHD (“mGluR+ Genetic Subset ADHD”) to confirm genetic responders to AEVI-001. Part A of the ASCEND trial includes subjects determined to have one of eight specific gene mutation(s) implicated in glutamatergic signaling and neuronal connectivity.  Part B of the ASCEND trial will assess subjects who do not have any of the specific gene mutation(s) implicated in glutamatergic signaling and neuronal connectivity.  Once subjects are confirmed as eligible for each part of the study, they are randomized to one of two treatment groups (AEVI-001 or placebo) in a 1:1 ratio.

In August 2018, we announced the completion of enrollment of a genetic subset of pediatric and adolescent mGLuR+ ADHD patients (n=64) in Part A of the trial. In June 2018, we increased the sample size from 42 to 64 patients in accordance with a protocol-defined sample size re-estimation design, which allowed an adjustment in the sample size after an interim analysis of the placebo arm to ensure the trial is appropriately powered.

In October 2018, we announced the completion of enrollment in Part B of the ASCEND trial. We expect that the accelerated enrollment in Part B will allow us to provide data for both Parts A and B of the ASCEND trial in January 2019. Individual and pooled analysis of Parts A and B of the ASCEND trial will be conducted simultaneously, and will inform the design of the planned Phase 3 development program in ADHD, expected to utilize AEVI-004.

We are also exploring a development opportunity for AEVI-001 for the treatment of mGluR+ ADHD patients with ASD to better define the patient phenotype and have initiated work on a proof-of-concept program, which could have a study start in early 2019, assuming we have raised the required funding for the program. In 2014, approximately 1 in 59 children were diagnosed with ASD in the United States, increasing from 1 in 150 in 2000. There are currently limited pharmacotherapy options available to treat ASD and as a result there is a high unmet need for pharmaceutical treatments for ASD as currently approved medications are indicated only for the symptoms of irritability in ASD patients.

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

An 8-week Phase Ib proof-of-concept (POC) study was initiated at CHOP in 2017, with the goal of enrolling up to 12 patients with a Pediatric Onset Crohn’s disease diagnosis, with most patients being refractory to treatment with TNF-α inhibitors, with or without a DcR3 mutation. The endpoints of the POC study include endoscopic evaluation, Crohn’s Disease Activity Index ratings and safety. Active recruitment for the POC study has been expanded to four clinical trial sites in the United States, although the identification and recruitment of patients into the POC study has been extremely challenging, and to date no patients have been enrolled. To address the continued enrollment challenges for this program, we are evaluating the addition of clinical trial sites outside the United States. Assuming a small number of patients can be enrolled by the end of the first quarter 2019, initial data from a small number of patients would be expected by mid-year 2019.

AEVI-005

AEVI-005 is the second monoclonal antibody in development as part of our ongoing collaboration with KHK. This program will focus on an undisclosed, first-in-class monoclonal antibody targeting a specific cell surface marker implicated in an auto-immune ultra-orphan disease that primarily affects children. We are currently progressing a preclinical research program for AEVI-005.

Financial Operations Overview

We have generated significant losses to date, and we expect to continue to generate losses as we progress towards the commercialization of our product candidates. We incurred net losses of approximately $24.15 million for the nine-month period ended September 30, 2018. As of September 30, 2018, we had stockholders’ equity of approximately $13.75 million. As of September 30, 2018, we had cash and cash equivalents of $19.60 million. Based upon current management projections, we expect the current cash balance to fund operations into the first quarter of 2019. We anticipate operating losses to continue for the foreseeable future due to, among other things, costs related to research, development of our product candidates and preclinical programs, and our administrative organization. We will require substantial additional financing to fund our operations and to continue to execute on our strategy. These conditions raise substantial doubt about our ability to continue as a going concern within one year after the date of the filing of this Quarterly Report on Form 10-Q. We are unable to predict the extent of any future losses or when we will become profitable, if at all.

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

Results of Operations for the Nine Months Ended September 30, 2018 and 2017

Research and Development Expenses

Research and development expenses for the nine months ended September 30, 2018 were $17.43 million, decreasing from $19.91 million for the same period in 2017 mainly related to decreased clinical development and research activities.

General and Administrative Expenses

General and administrative expenses for the nine months ended September 30, 2018 were $6.85 million, decreasing from $7.63 million for the same period in 2017 primarily due to decreased costs following the closure of our operations in Israel.

Financial Income and Expenses

Financial income and expenses for the nine months ended September 30, 2018 and 2017 were de minimis.

Results of Operations for the Three Months Ended September 30, 2018 and 2017

Research and Development Expenses

Research and development expenses for the three months ended September 30, 2018 were $5.13 million, decreasing from $6.30 million for the same period in 2017 mainly related to decreased clinical development and research activities.

General and Administrative Expenses

General and administrative expenses for the three months ended September 30, 2018 were $2.17 million, approximately equivalent to $2.27 million for the same period in 2017.

Financial Income and Expenses

Financial income and expenses for the three months ended September 30, 2018 and 2017 were de minimis.

Liquidity and Capital Resources

Sources of Liquidity

We have financed our operations primarily through issuance of equity and grants from third parties. On May 15, 2018, we entered into an Equity Distribution Agreement pursuant to which we may from time-to-time issue and sell shares of our common stock having an aggregate offering price of up to $20,000,000 in an “at the market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act (the “ATM Facility”). For the quarter ended September 30, 2018, we sold 5,426,151 shares of common stock for gross proceeds of $5.28 million under the ATM Facility.

Cash Flows

We had cash and cash equivalents of $19.60 million at September 30, 2018, compared to $33.73 million as of December 31, 2017. The decrease in cash during the nine months ended September 30, 2018 was primarily related to the advancement of our AEVI-001 program.

Net cash used in operating activities of $19.12 million for the nine months ended September 30, 2018 and $24.90 million for the nine months ended September 30, 2017 primarily reflected our cash expenses for our operations.

Net cash provided by and used in investing activities for the nine months ended September 30, 2018 and 2017 were de minimis.

Net cash provided by financing activities of $5.00 million for the nine months ended September 30, 2018 and net cash used in financing activities in the nine months ended September 30, 2017 was de minimis. The increase was primarily related to the receipt of proceeds from the issuance of common stock through our ATM Facility.

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

Based upon current management projections, we expect the current cash balance to fund operations into the first quarter of 2019. We have based this estimate on assumptions that may prove to be wrong and we could use our available resources sooner than we currently expect. We do not anticipate that we will generate revenue from the sale of products for several years or more, if at all, given the uncertainty of drug development. Absent significant corporate collaboration and licensing arrangements, we will need to finance our future cash needs through additional public or private equity offerings or debt financings. We do not currently have any commitments for future external funding. We may need to raise additional funds more quickly if one or more of our assumptions prove to be incorrect or if we choose to expand our product development efforts more rapidly than we presently anticipate, and we may decide to raise additional funds even before we need them if the conditions for raising capital are favorable. We may seek to encourage holders of our warrants to exercise, sell additional equity or debt securities or obtain a bank credit facility. The sale of additional equity or debt securities, if convertible, could result in dilution to our stockholders. The incurrence of indebtedness would result in increased fixed obligations and could also result in covenants that would restrict our operations. If we are unable to successfully raise sufficient additional capital, through future financings or through strategic and collaborative arrangements, we will not have sufficient cash to fund additional clinical trials and future operations.

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

For the purpose of valuing options granted to our employees and directors during the nine months ended September 30, 2018 and 2017, we used the Binomial options pricing model. To determine the risk-free interest rate, we utilized the U.S. Treasury yield curve in effect at the time of grant with a term consistent with the contractual life of our awards. We estimated the expected life of the options granted based on anticipated exercises in the future periods assuming the success of our business model as currently forecast. The expected dividend yield reflects our current and expected future policy for dividends on our common stock. The expected stock price volatility for our stock options was calculated by examining historical volatilities for publicly traded industry peers and blending in our historical volatility. We will continue to analyze the expected stock price volatility as more historical data for our common stock becomes available. After adoption of ASU 2016-09 in the first quarter of 2017, we recognize forfeitures as they occur.

Off-Balance Sheet Arrangements

CHOP License Agreement and Research Agreement

In November 2014, we entered into a license agreement, or the License Agreement, and a sponsored research agreement, or the Research Agreement, each with CHOP. Under the terms of the License Agreement, CHOP granted us (i) an exclusive, sublicensable license to use certain patent rights covering potential diagnostic and therapeutic targets, (ii) an exclusive, non-sublicensable license to use certain biospecimen and phenotypic data collected from patients with rare and orphan diseases and their family members or the Biobank. In June 2017, we entered into an amendment to the Research Agreement, which extended the Research Agreement through June 30, 2019, for which payments totaling $1.19 million are due in the last quarter of 2018 and $2.38 million will be due in the first half of 2019. In June 2018, we again extended the Research Agreement, with an amendment covering the period from July 1, 2019 through June 30, 2020, for which incremental payments totaling $2.38 million will be due in the second half of 2019 and $2.38 million will be due in the first half of 2020.

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

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

There has been no significant change in our exposure to market risk during the nine months ended September 30, 2018. For a discussion of our exposure to market risk, refer to Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” contained in our Annual Report on Form 10-K for the year ended December 31, 2017.

ITEM 4. Controls and Procedures

Evaluation of disclosure controls and procedures

As required by Rule 13a-15(b) of the Exchange Act, in connection with the filing of this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2018, the end of the period covered by this report.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the third quarter of 2018, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. Legal Proceedings

We are not currently a party, as plaintiff or defendant, to any legal proceedings which, individually or in the aggregate, are expected by us to have a material effect on our business, financial condition or results of operation if determined adversely to us.

ITEM 1A. Risk Factors

The discussion of our business and operations should be read together with the risk factors contained in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, as updated by our Quarterly Reports on Form 10-Q, which describe various risks and uncertainties to which we are or may become subject. These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner. There are no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017, as updated by our Quarterly Reports on Form 10-Q.

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

Date: November 1, 2018	AEVI GENOMIC MEDICINE, INC.

	By:	/s/ Michael F. Cola
Michael F. Cola
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 1, 2018
	By:	/s/ Brian D. Piper
Brian D. Piper
Chief Financial Officer and Corporate Secretary
(Principal Financial Officer)

-18-