Form 10-K
period 2018-12-31
Aevi Genomic Medicine, Inc.
filed 2019-03-29
CIK 1138776

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of common stock held by non-affiliates of the registrant, computed by reference to the closing price of the registrant’s common stock on The NASDAQ Global Market on June 30, 2018, as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $45.6 million.

As of March 26, 2019, the registrant had 64,766,882 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be issued in conjunction with the registrant’s annual meeting of stockholders to be held in 2019 are incorporated by reference into Part III of this Annual Report on Form 10-K. The proxy statement will be filed by the registrant with the Securities and Exchange Commission not later than 120 days after the end of the registrant’s fiscal year ended December 31, 2018.

AEVI GENOMIC MEDICINE, INC.

TABLE OF CONTENTS

FORM 10-K

-i-

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995, including statements regarding the progress and timing of clinical trials, the safety and efficacy of our product candidates, the goals of our development activities, estimates of the potential markets for our product candidates, estimates of the capacity of manufacturing and other facilities to support our products, our expected future revenues, operations and expenditures and projected cash needs. These statements relate to future events of our financial performance and involve known and unknown risks, uncertainties and other factors that could cause our actual results, levels of activity, performance or achievement to differ materially from those expressed or implied by these forward-looking statements. Those risks and uncertainties include, among others:

•	our ability to obtain additional funding to develop our product candidates and execute on our business strategy;

•	the need to obtain and maintain regulatory approval of our product candidates and companion products;

•	the success of our clinical trials through all phases of clinical development;

•	any delays in regulatory review and approval of product candidates in clinical development;

•	legal and regulatory developments in the United States and foreign countries, including any actions or advice that may affect the design, initiation, timing, continuation, progress, or outcome of clinical trials or result in the need for additional preclinical studies or clinical trials;

•	our ability to commercialize our product candidates and the indication and labeling under any such approval;

•	market acceptance of our product candidates, including the size and growth of the potential markets for our product candidates, and our ability to serve those markets;

•	competition from existing products or new products that may emerge;

•	regulatory difficulties relating to products that have already received regulatory approval;

•	potential product liability claims;

•	recently enacted and future legislation regarding the healthcare system, including changes to the Patient Protection and Affordable Care Act, or Affordable Care Act;

•	our dependency on third-party manufacturers to supply or manufacture our products;

•	delays, interruptions or failures in the manufacture and supply of our product candidates;

•	our ability to establish or maintain collaborations, licensing or other arrangements;

•	our ability and third parties’ abilities to protect intellectual property rights;

•	compliance with obligations under intellectual property licenses with third parties;

•	our ability to adequately support future growth;

•	our ability to attract and retain key personnel to manage our business effectively; and

•	our ability to identify, evaluate and execute on strategic alternatives.

-ii-

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

Unless the context otherwise requires, all references in this Annual Report on Form 10-K to the “Company”, “Aevi Genomic Medicine”, “we,” “us” and “our” refer to Aevi Genomic Medicine, Inc., a Delaware corporation organized on January 27, 2000, and its wholly-owned subsidiaries, Medgenics Medical (Israel) Ltd., neuroFix, LLC and Aevi Genomic Medicine Europe BVBA/SPRL. We use the Aevi Genomic Medicine logo as trademarks in the United States and elsewhere. All other trademarks or trade names referred to in this document are the property of their respective owners.

-iii-

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

CAG’s efforts focus on the discovery of important and novel genetic biomarkers by both genome-wide association studies and exome sequencing and analysis of affected individuals and their family members. Such markers not only identify patients with the disease but frequently point to the potential cause of the disease and suggest targets and feasible intervention strategies that include protein or peptide therapy, monoclonal antibodies, drugs or gene therapy. By working initially in pediatric populations of specific diseases, we can try to minimize the confounding environmental factors seen in older patients. In addition, the availability of robust genetic biomarkers allows us to design trials that focus on a highly-enriched patient population that we believe is more likely to respond to targeted therapies and further enhance the likelihood of clinical and regulatory success. We believe this will allow us to implement clinical development programs that will lead to medicines that can address critical needs in patients suffering from rare and orphan diseases.

Our Product Pipeline

The following table summarizes the status of our development programs as of the date of this Annual Report:

AEVI-001 (mGluR+ Genetic Subset ADHD)

The initial program from our genomic research collaboration with CHOP was the development candidate AEVI-001, an oral, non-stimulant glutamatergic neuromodulator. Through our acquisition of neuroFix, LLC, or neuroFix, in September 2015, we acquired the rights to develop AEVI-001 (then known as NFC-1), as well as the rights to certain data derived from a clinical trial and other studies of AEVI-001.

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

Development of AEVI-001 in mGluR+ Genetic Subset ADHD

We completed an AEVI-001 Phase 2/3 trial (which we refer to as the SAGA trial) in adolescent ADHD patients with specific mutations in their mGluR gene network, which we refer to as mGluR+ ADHD, in the first quarter of 2017. Although AEVI-001 did not meet the primary endpoint of reduction on the ADHD rating scale (ADHD-RS) compared to placebo, in the SAGA trial, the drug did demonstrate statistically significant and clinically meaningful improvement compared to placebo in a pre-specified responder analysis of ADHD-RS improvement of 30% or more [ADHD-RS reduction of 17.6, p < .005]. In a second pre-specified responder analysis of Clinical Global Impression of Improvement scale (CGI-I), a key secondary endpoint, AEVI-001 demonstrated a statistically significant and clinically meaningful improvement compared to placebo [57% of patients treated with AEVI-001 achieved a score of much improved or very much improved compared to 33% on placebo, p=0.0155]. Additionally, the safety analysis demonstrated that AEVI-001 was well tolerated at all doses and the majority of adverse events were generally mild to moderate in severity. There were no serious adverse events.

Our subsequent analysis of responder data from a subset of genomically identified patients in the SAGA trial identified eight genes (genetic subset) that appeared to be predictive of a clinically meaningful and statistically significant response on the ADHD-RS scales and CGI-I scales. These genes include certain glutamate metabotropic receptors and neurodevelopmental genes that are found in approximately 10% of pediatric ADHD patients.

We believed that these results clarified a path forward for the continued development of AEVI-001 in ADHD. As a result, we initiated a Phase 2 trial (the ASCEND trial) during the third quarter of 2017 to confirm genetic responders to AEVI-001. On January 2, 2019, we announced that the ASCEND trial, a genomically-guided Phase 2 double-blind, placebo-controlled clinical trial of orally-administered AEVI-001 (100 – 400 mg BID) in children aged 6 – 17 with Attention Deficit Hyperactivity Disorder (ADHD) with an mGluR copy number variant (Part A) or without an mGluR copy number variant (Part B), did not achieve statistical significance on the primary endpoint of reduction of ADHD-RS in either Part A or Part B after 6 weeks of treatment with AEVI-001.  AEVI-001 was safe and well tolerated. Reported adverse events were minimal and similar across both Part A and Part B treatment groups. Given the negative outcomes of the ASCEND trial, we have terminated the AEVI-001 program.

AEVI-004 (novel co-crystal version of AEVI-001)

In July 2018, we announced the receipt of positive feedback from the United States Food and Drug Administration, which we refer to as the FDA, on an improved version of AEVI-001, identified as AEVI-004.

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

In July 2018, we announced the receipt of feedback from the FDA provisionally indicating that AEVI-004 is a co-crystal of AEVI-001 and eligible for new chemical entity (NCE) status. The FDA also provisionally indicated that existing toxicology and pathology studies would support clinical development with AEVI-004 with minimal preclinical bridging studies.

AEVI-004 is expected to have composition of matter patents extending to 2039 and should be listed as a NCE in the FDA Orange Book.

Given the negative outcomes of the ASCEND trial, there are no current clinical development plans for AEVI-004 in ADHD. However, the company is in discussions with the National Institutes of Health (NIH) regarding evaluating the potential anti-seizure activity of AEVI-004 in a preclinical model as part of the NIH Epilepsy Treatment Screening Program.

AEVI-002 (Anti-LIGHT Monoclonal Antibody)

AEVI-002, a first-in-class anti-LIGHT monoclonal antibody, or the Antibody, is in development for use in Pediatric Onset Crohn’s disease. Pediatric Onset Crohn’s disease has a more aggressive phenotype at younger ages. The genomic rationale for the use of anti-LIGHT antibody in Crohn’s disease was validated by CAG research showing the association to a loss of function mutation in decoy receptor 3 (DcR3).

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

A submission to reactivate the IND for AEVI-002 in Pediatric Crohn’s Disease was filed with the FDA in 2017 and has passed the 30-day waiting period. An 8-week Phase Ib proof-of-concept study has been initiated, with the goal of enrolling up to 12 patients with a Pediatric Onset Crohn’s disease diagnosis, with most patients being refractory to treatment with TNF-α inhibitors, with or without a DcR3 mutation. The endpoints of the trial will include endoscopic evaluation, Crohn’s Disease Activity Index ratings and safety. Initial data from the proof-of-concept study is expected by mid-year 2019, at the earliest, at which point we will make a determination on our option to license exclusive rights to the Antibody for further development. Active recruitment for the trial is underway, although the identification and recruitment of patients into the proof-of-concept study has been extremely challenging, and to date no patients have been enrolled. The ability to produce initial data by mid-year 2019 is highly dependent on timely recruiting; thus, continued difficulties in recruitment could cause an extended delay or an inability to deliver initial data for the program.

AEVI-005 (Monoclonal Antibody)

AEVI-005 is the second monoclonal antibody we are developing as part of our ongoing collaboration with KHK. We are studying AEVI-005 in an undisclosed ultra-orphan auto-immune pediatric disease. We initiated a preclinical research program with AEVI-005 in the second quarter of 2018.

Business Strategy

Our goal is to translate key scientific insights relating to underlying genomic drivers of disease into the development of effective and highly selective therapeutics. To execute our strategy, we intend to:

•	Advance our clinical candidate, AEVI-002, through clinical development. The second program arising out of our genomic research collaboration with CHOP is the development candidate AEVI-002, a first-in-class anti-LIGHT monoclonal antibody being developed for use in Pediatric Onset Crohn’s disease. An 8-week signal finding study at CHOP has been initiated with the intent of enrolling up to 12 patients with a Pediatric Onset Crohn’s disease diagnosis, with most subjects being refractory to treatment with TNF-α inhibitors. Initial data from the proof-of-concept study is expected by mid-year 2019, at the earliest, at which point we will make a determination on our option to license exclusive rights to the antibody for further development.

•	Leverage our strategic collaborations to continue to implement a genomic medicine driven approach to drug development. Our strategy is to work closely with our collaborators at CAG to identify populations of need with well-characterized, novel, genetically-defined targets. We then designate an actionable therapeutic development approach based upon the target and the biology and human pathophysiology of the relevant disease and likely clinical and regulatory pathways. The collaboration affords us with unique and proprietary insight into these diseases and allows us to better select therapeutic approaches.

•	Work with experienced third parties in the field of diagnostics. Because we often target genetic alterations that are detectable, companion diagnostics can be developed to identify these alterations. Once we have identified a target, we will initially use existing diagnostic tools to identify patient subsets that we believe will derive increased benefit from our product candidates. As we advance our targets clinically and determine the most important screening criteria, we will develop companion diagnostics as appropriate, with the help of technology partners, to identify patients and support registration and marketing of our product candidates.

•	Opportunistically in-license and acquire novel therapies for the treatment of rare and orphan disease. We plan to leverage our clinical drug development expertise and our relationships in the rare and orphan diseases community to identify and in-license or acquire additional product candidates that we believe have the potential to become novel treatments for diseases with significant unmet medical needs.

•	Potentially seek strategic collaborative relationships while maintaining flexibility in commercializing and maximizing the value of our development programs. We plan to develop and seek regulatory approval for multiple product candidates in our development pipeline. While we may develop these products independently, we still may enter into strategic relationships with biotechnology or pharmaceutical companies to realize the full value of these products.

In light of our decision to discontinue the AEVI-001 program in ADHD, our board of directors has commenced a review to explore and evaluate potential strategic alternatives to enhance stockholder value. These alternatives could include, among others, continuing to execute the Company’s business plan, issuing or transferring shares of our common stock or other equity securities, the license, sale or disposition of certain assets or programs, the formation of a joint venture, a strategic business combination, a transaction that results in private ownership or the sale of the Company, or some combination of these. There can be no assurance that the review of strategic alternatives will result in the identification or consummation of any transaction or that our board of directors will determine that continuing our current business operations is in the best interests of our stockholders.

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

Our patent portfolio for AEVI-001, AEVI-002 and AEVI-005 consists of licensed patents and patent applications. The applicable licenses are discussed below.

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

Licenses

CHOP License Agreement and Sponsored Research Agreement

In November 2014, we entered into a license agreement, or the License Agreement, and a sponsored research agreement, or the Research Agreement, each with CHOP. Under the terms of the License Agreement, CHOP granted us (i) an exclusive, sublicensable license to use certain patent rights covering potential diagnostic and therapeutic targets and (ii) an exclusive, non-sublicensable license to use certain biospecimen and phenotypic data collected from patients with rare and orphan diseases and their family members, or the Biobank. In February 2017, we amended the License Agreement. The amendment allows us to extend the period of our exclusive commercial access to the Biobank for rolling two-year periods. The cost of the first extension was $197,603 with each subsequent extension costing $125,000. We have exercised such option in each of 2017 and 2018. The amendment also (1) granted us the first right to defend challenges to the patent rights licensed under the License Agreement, (2) clarified termination rights in favor of CHOP if we enter liquidation, have a receiver or administrator appointed over any assets related to the License Agreement, make any voluntary assignment of our assets for the benefit of creditors, cease to carry on business, file for bankruptcy under Chapter 7 of the US Bankruptcy Code or have an involuntary petition under Chapter 7 of the US Bankruptcy Code filed against us and (3) added a provision that tolls the right to terminate the License Agreement for default until completion of dispute resolutions proceedings concerning the alleged default and any remaining cure period, if any.

In December 2015, we entered into an amendment to the Research Agreement, which amendment (i) set the payment schedule under such agreement through March 2017 and (ii) granted us the right to extend the term of the Research Agreement until November 12, 2017. In February 2017, we entered into a second amendment to the Research Agreement, which extended the term of the Research Agreement through June 30, 2018. This amendment also granted us rights to continually extend the term of the Research Agreement by one year by giving CHOP written notice of extension no later than one year prior to the expiration of the then-current term of the Research Agreement. In June 2017, we extended the term of the Research Agreement through June 30, 2019, and in June 2018, we extended the term of Research Agreement through June 30, 2020.

For the year ended December 31, 2018, $5.94 million was due under the Research Agreement and $4.75 million will be due under the Research Agreement in 2019. In the first half of 2020, $2.38 million will be due under Research Agreement.

On March 25, 2019, we and CHOP agreed to, and on March 29, 2019 we and CHOP entered into definitive agreements to, further amend the Research Agreement and the License Agreement, or the CHOP Amendments. The CHOP Amendments allow us to defer the monthly payments due under the Research Agreement for the period from February 1, 2019 through September 30, 2019 in exchange for a non-interest bearing note in the amount of such deferral. Such note matures September 30, 2019 and is secured by all of Aevi’s intellectual property and other assets, or the Note.   At maturity, and at CHOP’s option, the Note will be payable in cash or a number of shares of our common stock calculated based on the price of our common stock at such time; provided, however, if conversion upon such election would cause CHOP and its affiliates including the CHOP Foundation to own, in the aggregate, in excess of 47.5% of the then-outstanding shares of our common stock (after giving effect to such conversion), then CHOP would only receive the number of shares of our common stock such that CHOP and its affiliates including the CHOP Foundation would own, in the aggregate, 47.5% of the then outstanding shares of our common stock (after giving effect to such conversion), and the balance of the Note would be payable to CHOP in cash.

The CHOP Amendments with respect to the Research Agreement and the License Agreement prohibits the assignment or sublicense of CHOP’s intellectual property without CHOP’s prior written consent, allows CHOP to terminate the Research Agreement and the License Agreement upon a change of control without CHOP’s prior written consent, reduces the period of time during which we have to exercise its options to license new intellectual property of CHOP and to negotiate the terms of any such license and requires us to meet certain diligence requirements related to acquiring rights to and commencing a clinical trial for a viable molecule that addresses the optioned intellectual property.

Furthermore, we have agreed that until and including June 23, 2019 the Company will not undertake any equity financing (including convertible notes) that would have a dilutive effect on the stockholders of Aevi.  Thereafter, and until the later of repayment in full of the Note or June 30, 2020, Aevi has agreed to only undertake an equity financing (including convertible notes) if the net proceeds of such financing provide at least six month of cash to sustain our operations; provided, that CHOP will have a right of first refusal to purchase any or all equity proposed to be issued in such financing on equivalent terms.

Development and Option Agreement with Kyowa Hakko Kirin Co., Ltd. (KHK) related to AEVI-002

In June 2016, we entered into the Development and Option Agreement with KHK pursuant to which we acquired certain rights with respect to the development and potential commercialization of AEVI-002.

Regarding AEVI-002, if we exercise our option under the Development and Option Agreement, KHK has 60 days to select one of two development and commercialization structures as follows:

PLAN A (AEVI-002): Co-Development/Co-Commercialization Arrangement

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

PLAN B (AEVI-002): Licensing Arrangement

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

Research Collaboration and Option Agreement with Kyowa Hakko Kirin Co., Ltd. (KHK) related to AEVI-005

During 2018, we expanded our collaboration with KHK by entering a Research Collaboration and Option Agreement related to AEVI-005. AEVI-005 is the second monoclonal antibody we are developing as part of our ongoing collaboration with KHK. We are studying AEVI-005 in an undisclosed ultra-orphan auto-immune pediatric disease. We initiated a preclinical research program with AEVI-005 in the second quarter of 2018.

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

Government Regulation

General

The production, distribution, and marketing of products employing our technology, and our development activities, are subject to extensive governmental regulation in the United States and in other countries. In the United States, our products are subject to the Federal Food, Drug, and Cosmetic Act, as amended, or FDCA, and the regulations of the FDA, as well as to other federal, state, and local statutes and regulations. These laws, and similar laws outside the United States, govern the research, clinical and preclinical testing, manufacture, quality control, safety, effectiveness, approval, labeling, distribution, sale, import, export, storage, record-keeping, reporting, advertising, and promotion of our products. Although the discussion below focuses on regulation in the United States, we anticipate seeking approval for, and marketing of, our products in other countries. Generally, our activities in other countries will be subject to regulation that is similar in nature and scope as that imposed in the United States, although there can be important differences. Product development and approval within this regulatory framework, if successful, will take many years and involve the expenditure of substantial time and financial resources. Violations of regulatory requirements at any stage may result in various adverse consequences, including the FDA’s and other regulatory health agencies’ delay in approving or refusal to approve a product. Violations of regulatory requirements also may result in enforcement actions.

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

Currently all of our product candidates as well as other therapies we are exploring, regardless of therapeutic modality, will be considered to be a drug or biologic from a regulatory standpoint. The process required by the FDA before a new drug or biologic may be marketed in the United States generally involves the following:

•	completion of pre-clinical laboratory tests or studies and formulation studies in compliance with good laboratory practices, or GLP, and other regulations;

•	submission to the FDA of an Investigational New Drug Application, or IND, for a new drug or biologic, which must become effective before human clinical trials may begin;

•	approval by an Institutional Review Board, or IRB, before each trial may be initiated;

•	performance of adequate and well-controlled human clinical trials in accordance with federal regulations and with current Good Clinical Practices, or GCPs, to establish the safety and efficacy of the proposed drug or biologic for its intended use;

•	detailed information on product characterization and manufacturing process;

•	satisfactory completion of an FDA inspection of the manufacturing facilities at which the investigational product candidate is produced to assess compliance with cGMP, and to assure that the facilities, methods and controls are adequate;

•	submission of a New Drug Application, or NDA, for a drug or a Biologics License Application, or BLA, for a biologic;

•	satisfactory completion of an FDA Advisory Committee review, if applicable; and

•	review and approval of an NDA or a BLA.

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

Clinical trials involve the administration of the investigational product candidate to healthy volunteers or patients under the supervision of qualified investigators. Clinical trials are conducted under protocols that detail, among other things, the parameters to be used in monitoring safety and the efficacy criteria to be evaluated. Each protocol involving testing on U.S. patients and subsequent protocol amendments must be submitted to the FDA as part of the IND. Clinical trials must be reviewed, approved and conducted under the auspices of an IRB. The sponsor, investigators, and IRB must, as applicable, obtain the informed written consent of each participating subject, comply with the protocol and investigational plan, adequately monitor the clinical trial, and timely report adverse events.

The sponsor typically conducts human clinical trials in three sequential phases, which may overlap. These phases generally include the following:

•	Phase 1: The product candidate is usually first introduced into healthy humans or, on occasion, into patients with the target disease or condition, and is tested for safety, dosage tolerance, absorption, distribution, excretion and metabolism;

•	Phase 2: The product candidate is introduced into a limited patient population to:

•	assess its efficacy in specific, targeted indications;

•	assess dosage tolerance and optimal dosage; and

•	identify possible adverse effects and safety risks.

•	Phase 3: These are commonly referred to as pivotal studies. If a product candidate is found to have an acceptable safety profile and to be potentially effective in Phase 2 clinical trials, clinical trials in Phase 3 will be initiated to further demonstrate clinical efficacy, optimal dosage and safety within an expanded and diverse patient population at geographically dispersed clinical trial sites; and

•	If the FDA does ultimately approve the product candidate, it may require post-marketing testing, including potentially expensive Phase 4 studies, to confirm or further evaluate its safety and effectiveness. Continued ability to commercialize the product may be based on the successful completion of these additional studies.

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

The FDA or the IRB at each institution at which a clinical trial is being performed may order the temporary or permanent discontinuation of a clinical trial at any time if it believes that the clinical trial is not being conducted in accordance with FDA requirements or presents an unacceptable risk to the clinical trial patients. Data safety monitoring committees, which monitor certain studies to protect the welfare of study patients, may also require that a clinical trial be discontinued or modified. In addition, there are requirements for the registration of certain ongoing clinical trials of product candidates on public registries and the disclosure of certain information pertaining to the trials as well as clinical trial results after completion. In the United States, sponsors are required to register this information on a website maintained by the U.S. National Institutes of Health, or NIH, at www.clinicaltrials.gov.

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

Before approving an NDA or BLA, the FDA will often inspect the facilities at which the product is manufactured and will not approve the product unless the manufacturing facilities are in compliance with current cGMP requirements which govern the manufacture, holding and distribution of a product.

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

The FDA may, during its review of an NDA or BLA, ask for additional study data. If the FDA does ultimately approve the product, approval may be subject to limitations based on the FDA’s interpretation of the existing pre-clinical and clinical data and the FDA may require post-marketing testing, including potentially expensive Phase 4 studies, to confirm or otherwise further evaluate the safety and effectiveness of the product. The FDA also may require, as a condition to approval or continued marketing of a drug, a REMS to ensure that the benefits of a drug or biologic product outweigh its risks. REMS can include additional educational materials for healthcare professionals and patients such as Medication Guides and Patient Package Inserts, a plan for communicating information to healthcare professionals, and elements to assure safe use, or ETASU, such as restricted distribution of the product. In addition, the FDA may, in some circumstances, impose restrictions on the use of the product, which may be difficult and expensive to administer and may require prior approval of promotional materials. Following approval, the FDA may require labeling changes or impose new post-approval study, risk management, or distribution restriction requirements.

From time to time, legislation is drafted, introduced and passed in the U.S. Congress that could significantly change the statutory provisions governing the approval, manufacturing and marketing of products regulated by the FDA. In addition to new legislation, the FDA regulations and policies are often revised or reinterpreted by the agency in ways that may significantly affect our business and our product candidates. It is impossible to predict whether further legislative or FDA regulation or policy changes will be enacted or implemented and what the impact of such changes, if any, may be. For example, in December 2016, the 21st Century Cures Act, or the Cures Act, became law. The Cures Act contains numerous provisions, including provisions designed to speed development of innovative therapies and encourage greater use of real-world evidence to support regulatory decision making for drugs.

The FDA has developed four distinct approaches intended to make drugs that address unmet medical needs for serious or life-threatening conditions available as rapidly as possible, especially when the drugs are the first available treatment or have advantages over existing treatments: accelerated approval, fast track, breakthrough therapy, and priority review. The FDA requires a manufacturer who receives certain designations to make publicly available its policy for responding to requests for individual patient expanded access.

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

In August 2017, President Trump signed into law the Food & Drug Administration Reauthorization Act. This legislation imposes significant new requirements for clinical trial sponsors which will affect, among other things, obtaining orphan drug designation, and the development of drugs and biological products for pediatric use.

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

The labeling, advertising, promotion, marketing and distribution of a drug or biologic product also must be in compliance with FDA requirements which include, among others, promotional activities, standards and regulations for direct-to-consumer advertising, promotional activities involving the internet, and industry sponsored scientific and educational activities. A product cannot be commercially promoted before it is approved. After approval, all product promotion must be consistent with the labeling approved by the FDA for such product, contain a balanced presentation of information on the product’s uses, benefits, risks, and important safety information and limitations on use, and otherwise not be false or misleading. The FDA has very broad enforcement authority, and failure to abide by these regulations can result in penalties, including the issuance of a warning letter directing a company to correct deviations from regulatory standards and enforcement actions that can include seizures, injunctions and criminal prosecution. Failure to comply with applicable FDA requirements and restrictions also may subject a company to adverse publicity and enforcement action by the FDA, the U.S. Department of Justice, or DOJ, or the Office of the Inspector General of the U.S. Department of Health and Human Services, or HHS, as well as state authorities. This could subject the company to a range of penalties that could have a significant commercial impact, including civil and criminal fines and agreements that materially restrict the manner in which a company promotes or distributes its products. In addition to FDA restrictions on marketing of pharmaceutical products, state and federal fraud and abuse and consumer protection laws have been applied to restrict certain marketing practices in the pharmaceutical industry in recent years. Some of the pertinent laws have not been definitively interpreted by the regulatory authorities or the courts, and their provisions are open to a variety of interpretations. In addition, these laws and their interpretations are subject to change.

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

Furthermore, new government requirements may be established that could delay or prevent regulatory approval of our products under development, or effect the conditions under which approved products are marketed.

Potential Competition with “Biosimilar” Products

The Biologics Price Competition and Innovation Act, or BPCIA, was enacted as part of the Affordable Care Act. The BPCIA authorizes the FDA to approve “abbreviated” BLAs for products whose sponsors demonstrate they are “biosimilar” to reference products previously approved under BLAs. The FDA may also separately determine whether “biosimilar” products are “interchangeable” with their reference products. However, the FDA may not approve an “abbreviated” BLA for a biosimilar product until at least twelve years after the date on which the BLA for the reference product was approved. FDA approval could be further delayed if the reference products are subject to unexpired and otherwise valid patents.

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

In Vitro Companion Diagnostics

FDA defines an In Vitro, or IVD, companion diagnostic device as an in vitro diagnostic device that provides information that is essential for the safe and effective use of a corresponding therapeutic product. The use of an IVD companion diagnostic device with a therapeutic product is stipulated in the instructions for use in the labeling of both the diagnostic device and the corresponding therapeutic product, including the label. Such tests include genetic diagnostic tests. Approval of such of treatment with the therapeutic product may be dependent on the approval of an IVD to:

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

Ideally, a therapeutic product and its corresponding IVD companion diagnostic device should be developed contemporaneously, with the clinical performance and clinical significance of the IVD companion diagnostic device established using data from the clinical development program of the corresponding therapeutic product. Many of our current and future product development candidates, including AEVI-002, may depend upon co-development of accurate genetic and potentially other IVDs. Thus, we will likely need to comply with both FDA drug and medical device regulations. This adds additional cost and complexity to our development programs. The availability of IVD companion diagnostics can allow more efficient development programs and more appropriate use of products in the marketplace with more predictable outcomes for patients and higher value medicines.

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

In March 2010, President Obama signed the Affordable Care Act, which substantially changes the way healthcare will be financed by both governmental and private insurers, and significantly impacts the pharmaceutical industry. The Affordable Care Act was a sweeping law intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add new transparency requirements for health care and health insurance industries, impose new taxes and fees on the health industry and impose additional health policy reforms. The Affordable Care Act has resulted in downward pressure on coverage and the price of products covered by Medicare and other government programs. Any reduction in reimbursement from Medicare and other government programs may result in a similar reduction in payments and coverage from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our products. In addition, it is possible that there will be further legislation or regulation that could harm our business, financial condition and results of operations. Other legislative changes have been proposed and adopted since passage of the Affordable Care Act, and there have been significant ongoing efforts to modify or eliminate the under the current administration. Further legislation to repeal or revise Affordable Care Act, if enacted, may have a significant impact on the health care system.

The federal Anti-Kickback Statute prohibits, among other things, knowingly and willfully offering, paying, soliciting or receiving remuneration to induce or in return for purchasing, leasing, ordering or arranging for the purchase, lease or order of any healthcare item or service reimbursable under Medicare, Medicaid or other federally financed healthcare programs. This statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on one hand and prescribers, purchasers, and formulary managers on the other. Although there are a number of statutory exemptions and regulatory safe harbors protecting some business arrangements from prosecution, the exemptions and safe harbors are drawn narrowly and practices that involve remuneration intended to induce prescribing, purchasing or recommending may be subject to scrutiny if they do not qualify for an exemption or safe harbor. Our practices may not in all cases meet all of the criteria for safe harbor protection from federal Anti-Kickback Statute liability. The reach of the Anti-Kickback Statute was broadened by the Affordable Care Act, which, among other things, amends the intent requirement of the federal Anti-Kickback Statute.

Pursuant to the statutory amendment, a person or entity no longer needs to have actual knowledge of this statute or specific intent to violate it in order to have committed a violation. In addition, the Affordable Care Act provides that the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the civil False Claims Act (discussed below) or the civil monetary penalties statute, which imposes penalties against any person who is determined to have presented or caused to be presented a claim to a federal health program that the person knows or should know is for an item or service that was not provided as claimed or is false or fraudulent.

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

HIPAA, as amended by HITECH, created new federal criminal statutes that prohibit knowingly and willfully executing a scheme to defraud any healthcare benefit program, including private third-party payors and knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services.

Many states have similar fraud and abuse statutes or regulations that apply to items and services reimbursed under Medicaid and other state programs, or, in several states, apply regardless of the payor. Some state laws also require pharmaceutical companies to report expenses relating to the marketing and promotion of pharmaceutical products and to report gifts and payments to certain health care providers in those states. Some of these states also prohibit certain marketing-related activities including the provision of gifts, meals, or other items to certain health care providers

The federal Physician Payment Sunshine Act, being implemented as the Open Payments Program, requires certain pharmaceutical and biological manufacturers to engage in extensive tracking of payments or transfers of value to physicians and teaching hospitals and public reporting of the payment data. Pharmaceutical and biological manufacturers with products for which payment is available under Medicare, Medicaid or the State Children’s Health Insurance Program are required to track such payments, and must submit a report on or before the 90th day of each calendar year disclosing reportable payments made in the previous calendar year.

Moreover, we are subject to data protection laws and regulations (i.e., laws and regulations that address privacy and data security). In the U.S., numerous federal and state laws and regulations, including state data breach notification laws, state health information privacy laws, and federal and state consumer protection laws govern the collection, use, disclosure and protection of health-related and other personal information. Failure to comply with data protection laws and regulations could result in government enforcement actions and create liability for us (which could include civil and/or criminal penalties), private litigation and/or adverse publicity that could negatively affect our operating results and business. HIPAA, as amended by HITECH, and its implementing regulations imposes obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information. Although we are not directly subject to HIPAA other than with respect to providing certain employee benefits, we potentially could be subject to criminal penalties if we knowingly obtain or disclose individually identifiable health information maintained by a HIPAA-covered entity (e.g., a healthcare provider or a health plan) in a manner that is not authorized or permitted by HIPAA.

Foreign Regulatory Requirements

We may be subject to widely varying foreign regulations, which may be quite different from those of the FDA, governing clinical trials, manufacturing, product registration and approval, pharmaceutical sales and data protection.

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

Employees

We currently employ 14 full-time employees. None of our employees are represented by a labor union and we have not experienced any strikes or work stoppages. We generally provide our employees with benefits and working conditions beyond the required minimums. We believe our relations with our employees are good.

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

We are reviewing strategic alternatives and there can be no assurance that we will be successful in identifying or completing any strategic transaction, that any such strategic transaction will result in additional value for our stockholders or that the process will not have an adverse impact on our business.

As a result of the negative outcomes of our ASCEND trial with AEVI-001 and our limited financial resources, we have begun exploring strategic alternatives, which could include, but are not limited to, issuing or transferring shares of our common stock or other equity securities, the license, sale or disposition of certain assets or programs, the formation of a joint venture, a strategic business combination, a transaction that results in private ownership or the sale of the Company, or some combination of these, in addition to other potential actions aimed at increasing stockholder value. There can be no assurance that the review of strategic alternatives will result in the identification or consummation of any transaction. Our board of directors may also determine that our most effective strategy is to continue to execute on our current development strategy or to cease our current drug development activities altogether. The process of reviewing strategic alternatives may be time consuming and disruptive to our business operations and, if we are unable to effectively manage the process, our business, financial condition and results of operations could be adversely affected. We could incur substantial expenses associated with identifying, evaluating and negotiating potential strategic alternatives. There can be no assurance that any potential transaction or other strategic alternative, if consummated, will provide greater value to our stockholders than that reflected in the current price of our common stock. Until the review process is concluded, perceived uncertainties related to our future may result in the loss of potential business opportunities and volatility in the market price of our common stock and may make it more difficult for us to attract and retain qualified personnel and business partners.

Additionally, we continue to pursue discussions related to potentially expanding the company’s pipeline of development programs via the in-license or acquisition of future product development candidates. There can be no assurance that these discussions will results in completed transactions.

We are a clinical stage biopharmaceutical company and have a history of significant and continued operating losses and a substantial accumulated earnings deficit and we may continue to incur significant losses and may never achieve or maintain profitability.

We are a clinical stage biopharmaceutical company and since our inception have been focused on research and development and have not generated any substantial revenues. We have incurred net losses of approximately $30.78 million and $34.71 million for the years ended December 31, 2018 and 2017, respectively. As of December 31, 2018, we had stockholders’ equity of approximately $7.93 million. We expect to incur significant expenses and increasing operating losses, as well as negative cash flow from operations, for the foreseeable future, as we continue to fund the CHOP Research Agreement and continue our research and development and commence commercialization of our potential product candidates. The net losses we incur may fluctuate significantly from quarter to quarter and year to year. It could be several years, if ever, before we have a commercialized product. Our ability to raise working capital or generate revenues from sales of our potential products will depend on:

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

As of December 31, 2018, our cash and cash equivalents were approximately $12.08 million. As of February 28, 2019, our cash and cash equivalents were approximately $8.34 million. Based upon current management projections, we expect the current cash balance to fund operations into early in the third quarter of 2019. However, changes in our business, whether or not initiated by us, may affect the rate at which we deplete our cash and cash equivalents. Our present and future capital requirements depend on many factors, including:

•	the failure of our AEVI-001 trials in ADHD, which has caused us to terminate all activities related to this program. Those terminations could result in additional wind-down costs;

•	the rate and level of patient recruitment into our clinical trials, particularly those in Phase 2 and Phase 3 stages of development, including those trials for which we are currently recruiting; for example, the identification and recruitment of patients into the ongoing AEVI-002 proof-of-concept clinical trial in pediatric onset Crohn’s Disease has been challenging. No patients have yet been recruited into the clinical trial. The ability to produce initial data by mid-year 2019 is directly based on timely recruiting; thus, continued difficulties in recruitment could further impact the Company’s ability to generate initial data for the program, and potentially result in increased costs to complete the study;

•	the level of research and development investment required to develop our product candidates;

•	changes in product development plans needed to address any difficulties that may arise in manufacturing, pre-clinical activities, clinical trials or commercialization;

•	our ability and willingness to enter into new agreements with strategic partners, and the terms of these agreements;

•	our success rate in pre-clinical and clinical efforts;

•	the costs of future commercialization activities, including product sales, marketing, manufacturing and distribution, for any of our product candidates for which we receive marketing approval;

•	revenue, if any, received from commercial sales of our product candidates, should any of our product candidates receive marketing approval;

•	the effect of competing product and market developments;

•	costs of recruiting and retaining qualified personnel;

•	the timing and amount of milestone payments we are required to make under our license agreements;

•	in-licensing and/or acquisition transaction costs (if any) for potential product development candidates;

•	time and costs involved in obtaining regulatory approvals; and

•	costs of filing, prosecuting, defending, and enforcing patent claims and other intellectual property rights.

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

If our process to identify and evaluate potential business alternatives is not successful, our board of directors may decide to pursue a restructuring, which may include a reorganization or bankruptcy under federal bankruptcy laws, or a dissolution, liquidation and/or winding up of the Company.

There can be no assurance that the process to identify and evaluate potential business alternatives will result in a successful alternative for our business. If no transactions with respect to potential business alternatives are identified and completed, our board of directors may decide to pursue a restructuring, which may include a reorganization or bankruptcy under federal bankruptcy laws, or a dissolution, liquidation and/or winding up of our company. If our board of directors were to approve and recommend, and our stockholders were to approve, a dissolution and liquidation of the Company, we would be required under Delaware corporate law to pay our outstanding obligations, as well as to make reasonable provision for contingent and unknown obligations, prior to making any distributions in liquidation to our stockholders. Our commitments and contingent liabilities may include (i) obligations under our employment and separation agreements with certain members of its management that provide for severance and other payments following a termination of employment occurring for various reasons, including a change in control of our company, (ii) various claims and legal actions arising in the ordinary course of business, (iii) obligations to CHOP pursuant to the Research Agreement, and (iv) non-cancelable lease obligations. As a result of this requirement, a portion of our assets may need to be reserved pending the resolution of such obligations. In addition, we may be subject to litigation or other claims related to a dissolution and liquidation of the Company. If a dissolution and liquidation were pursued, our board of directors, in consultation with its advisors, would need to evaluate these matters and make a determination about a reasonable amount to reserve. Accordingly, holders of our common stock may lose their entire investment in the event of a reorganization, bankruptcy, liquidation, dissolution or winding up of the Company.

If we are successful in completing a strategic transaction, we may be exposed to other operational and financial risks.

Although there can be no assurance that a strategic transaction will result from the process we have undertaken to identify and evaluate strategic alternatives, the negotiation and consummation of any such transaction will require significant time on the part of our management, and the diversion of management’s attention may disrupt our business.

The negotiation and consummation of any such transaction may also require more time or greater cash resources than we anticipate and expose us to other operational and financial risks, including:

•	increased near-term and long-term expenditures;

•	exposure to unknown liabilities;

•	higher than expected acquisition or integration costs;

•	incurrence of substantial debt or dilutive issuances of equity securities to fund future operations;

•	write-downs of assets or goodwill or incurrence of non-recurring, impairment or other charges;

•	increased amortization expenses;

•	difficulty and cost in combining the operations and personnel of any acquired business with our operations and personnel;

•	impairment of relationships with key suppliers or customers of any acquired business due to changes in management and ownership; and

•	inability to retain key employees of our company or any acquired business.

Any of the foregoing risks could have a material adverse effect on our business, financial condition and prospects.

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

Only a small number of research and development programs ultimately result in commercially successful drugs and drug delivery systems. Potential products that appear to be promising at early stages of development may not reach the market for a number of reasons, including:

•	failure to obtain regulatory approvals for AEVI-002 or any of our product candidates or companion products;

•	lack of familiarity of health care providers and patients;

•	low market acceptance as a result of lower demonstrated clinical safety or efficacy compared to other products or other potential disadvantages relative to alternative treatment methods;

•	inability to obtain favorable coverage determinations from health plans and third-party payers;

•	insufficient or unfavorable levels of reimbursement from government or third-party payers;

•	infringement on proprietary rights of others for which we (or our licensees, if any) have not received licenses;

•	incompatibility with other therapeutic products;

•	potential advantages of alternative treatment methods;

•	ineffective marketing and distribution support;

•	lack of cost-effectiveness; or

•	timing of market introduction of competitive products.

If any of these potential problems occur, we may never successfully commercialize our product candidates, including AEVI-002. If we are unable to develop commercially viable products, our business, results of operations and financial condition will be materially and adversely affected.

We have limited history as an organization in conducting clinical trials.

We have limited history as an organization in conducting advanced clinical trials and may not possess the necessary resources and expertise to complete such trials, and we may need to seek additional partnerships or collaborations with third parties to advance these trials. Our most advanced clinical program is an 8-week Phase Ib proof-of-concept study of AEVI-002 in subjects with a diagnosis of severe pediatric-onset Crohn’s disease. For potential marketing application approval, additional clinical testing will be required, which involves significantly greater resources, commitments and expertise and so it is likely that we would need to enter into a collaborative relationship with a pharmaceutical company that could assume responsibility for late-stage development and commercialization.

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

Our previous safety tests and results obtained in previous clinical trials of our product candidates may not be representative of either a larger multi-centric test or the commercial version of the technology in the general population. The basis may have been subject to bias and such results may not be replicated in a double-blinded clinical trial. In addition, the full impact of our product candidates, and their many possible variations, on the body is, as yet, unknown.

Treatment-related adverse events or complications in clinical trials, or post-approval, could result in limitations on the use of our product candidates and may also result in financial claims and losses against us, damage our reputation, and increase our expenses and reduce our assets. In addition, our product candidates may not gain commercial acceptance or ever be commercialized.

We are currently dependent upon the successful development of our lead product candidate, AEVI-002. If we or our strategic partners, licensees and sublicensees fail to successfully complete their development and commercialization, we will not generate operating revenues.

A substantial portion of our historical efforts and expenses were focused on the development of AEVI-001, which was unsuccessful. A substantial portion of our efforts and expenses are currently focused on the development of AEVI-002. Our ability to generate product revenues, which we do not expect will occur for many years, if ever, will depend heavily on the successful development and eventual commercialization of AEVI-002, AEVI-005 and other product candidates we are in the early stages of developing. There is no guarantee that we will succeed in developing AEVI-002, AEVI-005 or any of our product candidates. If the development of AEVI-002 or other product candidates fails, we may be unable to generate any revenues. There is no certainty as to our success, whether within a given time frame or at all. Any delays in our schedule for clinical trials, regulatory approvals or other stages in the development of our technology are likely to cause us additional expense and may even prevent the successful commercialization of any or all of our product candidates. Delays in the timing for development of our technology may also have a material adverse effect on our business, financial condition and results of operations due to the possible absence of financing sources for our operations during such additional periods of time. Although we may pursue other technologies (either developed in-house or acquired), there is no assurance that any other technology will be successfully identified or exploited.

Clinical trials involve lengthy and expensive processes with uncertain outcomes, and results of earlier studies and trials may not be predictive of future trial results.

The risk of failure of our product candidates is high. We cannot predict whether we will encounter problems with any of our completed, ongoing, planned or future clinical trials, which would cause us or regulatory authorities to delay or suspend clinical trials, or delay the analysis of data from completed or ongoing clinical trials. The FDA Reauthorization Act, signed into law in August 2017, authorizes FDA to impose additional clinical trial requirements on manufacturers seeking orphan drug designation and/or pediatric indications. The impact of these future regulations is uncertain and could result in the need for additional clinical trials. We estimate that clinical trials involving AEVI-002 will continue for several years; however, such trials may also take significantly longer to complete and may cost more money than we expect. Failure can occur at any stage of testing, and we may experience numerous unforeseen events during, or as a result of, the clinical trial process that could delay or prevent commercialization of the current, or a future, more advanced, version of our product candidates, including but not limited to:

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

A number of companies in the biopharmaceutical and pharmaceutical industries including those with greater resources and experience than us have suffered significant setbacks in advanced clinical trials, even after seeing promising results in earlier clinical trials. We do not know whether any clinical trials we or any future clinical partners may conduct will demonstrate adequate efficacy and safety to result in regulatory approval to market AEVI-002 or any other product development candidates. If subsequent clinical trials involving AEVI-002 or other product development candidates do not produce favorable results, we may be required to perform additional clinical trials or our ability to obtain regulatory approval may be adversely impacted, either of which would have an adverse material effect on our business, financial condition and the results of our operations.

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

Our ability to develop and commercialize our product candidates is dependent on our ability to reach strategic licensing and other development agreements with appropriate partners, including biopharmaceutical and pharmaceutical companies and CROs. If we are unable to successfully negotiate such agreements, we may not be able to continue to develop our product candidates, including AEVI-002, without raising significant additional capital for development and commercialization.

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

We have no medical affairs, marketing experience, sales force or distribution capabilities. If our product candidates are approved, and we are unable to recruit key personnel to perform these functions, we may not be able to successfully commercialize the products.

Although we do not currently have any marketable products, our ability to produce revenues ultimately depends on our ability to commercialize our product candidates if and when they are approved by the FDA and/or other regulatory health agencies. We currently do not have a medical affairs, marketing and sales staff or distribution capabilities. Developing medical affairs as well as a marketing and sales force is also time-consuming and expensive and these costs may be incurred in advance of any approval of our product candidates. Failure to develop these capabilities could delay the launch of new products or expansion of existing product sales. In addition, we will compete with many companies that currently have extensive and well-funded medical affairs, marketing, sales and distribution operations. If we fail to establish successful medical affairs, marketing, sales and distribution capabilities or fail to enter into successful marketing sales or distribution arrangements with third parties, our ability to generate revenues will suffer.

Furthermore, even if we enter into medical affairs, marketing, sales and distributing arrangements with third parties, these third parties may not be successful or effective in marketing, selling or distributing our product candidates. If we fail to create successful and effective medical affairs, marketing, sales and distribution channels, our ability to generate revenue and achieve our anticipated growth could be adversely affected. If these distributors experience financial or other difficulties, sales of our products could be reduced, and our business, financial condition and results of operations could be harmed.

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

Our contract manufacturers are required to adhere to FDA regulations setting forth cGMP. These regulations cover all aspects of the manufacturing, testing, quality control and recordkeeping relating to our product candidates and any products that we may commercialize. Our manufacturers may not be able to comply with cGMP regulations or similar regulatory requirements outside the United States. Our failure or the failure of our third-party manufacturers, to comply with applicable regulations could significantly and adversely affect regulatory approval and supplies of our product candidates.

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

Our research and development programs involve the controlled use of hazardous materials, including microbial agents and other hazardous compounds in addition to certain biological hazardous waste. Ultimately, the activities of our third-party product manufacturers when a product candidate reaches commercialization will also require the use of hazardous materials. Accordingly, we are subject to federal, state and local laws governing the use, handling and disposal of these materials. Although we believe that our safety procedures for handling and disposing of these materials comply in all material respects with the standards prescribed by local, state and federal regulations, we cannot completely eliminate the risk of accidental contamination or injury from these materials. In addition, our collaborators may not comply with these laws. In the event of an accident or failure to comply with environmental laws, we could be held liable for damages that result, and any such liability could exceed our assets and resources or we could be subject to limitations or stoppages related to our use of these materials which may lead to an interruption of our business operations or those of our third-party contractors. While we believe that our existing insurance coverage is generally adequate for our normal handling of these hazardous materials, it may not be sufficient to cover pollution conditions or other extraordinary or unanticipated events. Furthermore, an accident could damage or force us to shut down our operations. Changes in environmental laws may impose costly compliance requirements on us or otherwise subject us to future liabilities and additional laws relating to the management, handling, generation, manufacture, transportation, storage, use and disposal of materials used in or generated by the manufacture of our products or related to our clinical trials. In addition, we cannot predict the effect that these potential requirements may have on us, our suppliers and contractors or our customers.

We intend to expend our limited resources to pursue AEVI-002 for pediatric onset Crohn’s disease and may fail to capitalize on other product candidates or other indications for AEVI-002 that may be more profitable or for which there is a greater likelihood of success.

Because we have limited financial and managerial resources, we are focusing on research programs relating to AEVI-002 for pediatric Crohn’s disease, which concentrates the risk of product failure in the event it proves to be unsafe or ineffective or inadequate for clinical development or commercialization. As a result, we may forego or delay pursuit of opportunities with other product candidates or for other indications for AEVI-002 that could later prove to have greater commercial potential. We may also deem it advisable to refocus our clinical development programs based on clinical trial results. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on proprietary research and development programs relating to AEVI-002 may not yield any commercially viable products.

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

Although physicians, in the practice of medicine, may prescribe approved drugs for unapproved indications, pharmaceutical companies are prohibited from marketing or promoting their drug products for uses outside the approved label, a practice known as off-label promotion. Certain of our product candidates, including AEVI -002, are under development for indications for which off-label use is possible. To the extent the price of our product candidates, if approved, is significantly higher than the prices of commercially available products that are frequently prescribed off-label, physicians may recommend and prescribe these commercial alternatives instead of writing prescriptions for our products. Either of these outcomes may adversely impact our results of operations by limiting how we price our product and increasing our competition.

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

If we receive regulatory approvals, we intend to market AEVI-002 in multiple jurisdictions where we have limited or no operating experience and may be subject to increased business and economic risks that could affect our financial results.

If we receive regulatory approvals, we may plan to market AEVI-002 in jurisdictions where we have limited or no experience in marketing, developing and distributing our products. Certain markets have substantial legal and regulatory complexities that we may not have experience navigating. We are subject to a variety of risks inherent in doing business internationally, including risks related to the legal and regulatory environment in non-U.S. jurisdictions, including with respect to privacy and data security, trade control laws and unexpected changes in laws, regulatory requirements and enforcement, as well as risks related to fluctuations in currency exchange rates and political, social and economic instability in foreign countries. If we are unable to manage our international operations successfully, our financial results could be adversely affected.

Even if any of our product candidates receives marketing approval, it may fail to achieve the degree of market acceptance by physicians, patients, third-party payors and others in the medical community necessary for commercial success.

Even if the FDA or any other regulatory health agency approves the marketing of any product candidates that we develop, physicians, patients, third-party payors or the medical community may not accept or use them. Efforts to educate the medical community and third-party payors on the benefits of our product candidates may require significant resources and may not be successful. If AEVI-002 or any future product candidate that we develop does not achieve an adequate level of acceptance, we may not generate significant product revenue or any profits from operations. The degree of market acceptance of, AEVI-002 or any of our future product candidates that are approved for commercial sale will depend on a variety of factors, including:

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

Our efforts to comply with fraud and abuse laws could be costly, and, if we are unable to fully comply with such laws, we could face substantial penalties.

We are subject to extensive federal and state healthcare fraud and abuse laws and regulations, including, but not limited to, the following:

•	federal Anti-Kickback Statute, which prohibits, among other things, persons from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made under federal healthcare programs, such as Medicare and Medicaid;

•	federal False Claims Act, which prohibits, among other things, individuals or entities from knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false or fraudulent or making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government;

•	HIPAA, which creates federal criminal laws that prohibit executing a scheme to defraud any healthcare benefit program and which also imposes certain obligations on entities with respect to the privacy, security and transmission of individually identifiable health information;

•	federal False Statements Statute, which prohibits knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement in connection with the delivery of or payment for healthcare benefits, items or services;

•	federal Foreign Corrupt Practices Act, which prohibits, among other things, making payments to foreign officials of any country outside of the United States for the purpose of obtaining or retaining business; and

•	state laws analogous to each of the above federal laws, such as state anti-kickback and false claims laws (some of which may apply to healthcare items or services reimbursed by any third-party payer, including commercial insurers), as well as certain state laws that require pharmaceutical and medical device companies to comply with industry voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government.

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

Comparable laws and regulations exist in countries within the European Economic Area, or EEA. Although such laws are partially based upon European Union law, they may vary from country to country. Healthcare specific, as well as general European Union and national laws, regulations and industry codes constrain, for example, our interactions with government officials and healthcare professionals, and the collection and processing of personal health data. Non-compliance with any of these laws or regulations could lead to criminal or civil liability.

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

We rely and expect to continue to rely on third-party contractors, clinical data management organizations, independent contractors, medical institutions and clinical investigators to conduct our clinical trials of AEVI-002 and for our other development candidate programs. These agreements may terminate for a variety of reasons, including a failure to perform by the third parties. If we needed to enter into alternative arrangements, our product development activities could be delayed.

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

Our reliance on these third parties to conduct our clinical trials will reduce our control over these activities but will not relieve us of our responsibilities. For example, we will remain responsible for ensuring that each of our clinical trials is conducted in accordance with the general investigational plan and protocols for the trial. Moreover, the FDA and other regulatory authorities require us to comply with standards, commonly referred to as GCPs for conducting, recording and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of trial participants are protected. We are also required to register ongoing clinical trials and post the results of completed clinical trials on a government-sponsored database, ClinicalTrials.gov, within specified timeframes. Failure to do so can result in fines, adverse publicity and civil and criminal sanctions.

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

Even if AEVI-002 advances through pre-clinical studies and clinical trials, we may experience difficulties in managing our growth and expanding our operations.

We have limited resources to carry out objectives for our current and future pre-clinical studies and clinical trials. In addition, while we have experienced management and expect to contract out many of the activities related to conducting these programs, we are a small company with only 14 employees and therefore have limited internal resources both to conduct pre-clinical studies and clinical trials and to monitor third-party providers. As our product candidates advance through pre-clinical studies and clinical trials, we will need to expand our development, regulatory and manufacturing operations, either by expanding our internal capabilities or contracting with other organizations to provide these capabilities for us. In the future, we expect to have to manage additional relationships with collaborators or partners, suppliers and other organizations. Our ability to manage our operations and future growth will require us to continue to improve our operational, financial and management controls, reporting systems and procedures.

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

Our lead product candidate, AEVI-002, is still in development and is dependent on further development and testing. We currently employ a small number of key personnel, including top managers, scientists, engineers and clinical experts, who are important to developing AEVI-002, AEVI-005 and other product development candidates we are in the early stages of pursuing. These personnel have a high level of accumulated knowledge, which would be lost if they left our Company. If these employees leave our Company or otherwise are unable to provide services, there could be significant implications on the timing and cost of future development of the technology. Because competition for qualified personnel in our industry is intense, we may be unable to timely find suitable replacements with the necessary scientific expertise. We cannot assure you that our efforts to attract or retain such personnel will be successful.

Our employees may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements, which could subject us to significant liability and harm our reputation.

We are exposed to the risk of employee fraud or other misconduct. Misconduct by employees could include intentional failures to comply with FDA or to provide accurate information to the FDA. In addition, misconduct by employees could include intentional failures to comply with certain manufacturing standards, to comply with U.S. federal and state healthcare fraud and abuse laws and regulations, to report financial information or data accurately or to disclose unauthorized activities to us. Employee misconduct could also involve the improper use of information obtained in the course of clinical trials, which could result in regulatory sanctions and serious harm to our reputation. We have implemented, and will enforce, a Code of Business Conduct and Ethics, but it is not always possible to identify and deter employee misconduct, and the precautions we take to detect and prevent this activity, such as employee training on enforcement of the Code of Business Conduct and Ethics, may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business and results of operations, including the imposition of significant fines or other sanctions.

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

In August 2017, President Trump signed FDARA into law, imposing significant new requirements for clinical trial sponsors which will affect, among other things, obtaining orphan drug designation, and the development of drugs and biological products for pediatric use. This legislation will result in new regulations which might materially impact our business.

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

Regardless of merit or eventual outcome, product liability claims may result in, among other things:

•	withdrawal of patients from our clinical trials;

•	substantial monetary awards to patients or other claimants;

•	decreased demand for our product candidates following marketing approval, if obtained;

•	damage to our reputation and exposure to adverse publicity;

•	increased warnings on product labels imposed by regulators;

•	litigation costs;

•	distraction of management’s attention from our primary business;

•	loss of revenue; and

•	the inability to successfully commercialize our product candidates following approval, if approved.

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

In the ordinary course of business, we rely on information technology networks and systems, some of which are managed by third parties, to process, transmit and store electronic information, and to manage or support a variety of business processes and activities, including the conduct of our clinical trials. Additionally, we collect and store sensitive data, including proprietary business information and confidential patient health information. Despite security measures and business continuity plans, our information technology networks and infrastructure may be vulnerable to damage, disruptions or shutdowns due to attack by hackers or breaches, employee error or malfeasance, power outages, computer viruses, telecommunication or utility failures, systems failures, natural disasters or other catastrophic events. Cyber-attacks are becoming more sophisticated and frequent, and our systems could be the target of malware and other cyber-attacks. We have invested in our systems and the protection of our data to reduce the risk of an intrusion or interruption, and we monitor our systems on an ongoing basis for any current or potential threats. We can give no assurances that these measures and efforts will prevent interruptions or breakdowns. If we are unable to detect or prevent a security breach or cyber-attack or other disruption from occurring, then we could incur losses or damage to our data, or inappropriate disclosure of our confidential information or that of others; and we could sustain damage to our reputation, suffer disruptions to our research and development and incur increased operating costs including costs to mitigate any damage caused and protect against future damage, and be exposed to additional regulatory scrutiny or penalties and to civil litigation and possible financial liability. For instance, the loss of preclinical or clinical data could result in delays in our development and regulatory filing efforts and significantly increase our costs. Any such event could result in legal claims or proceedings, liability or significant penalties under privacy laws, disruption in operations and damage to our reputation, which could adversely affect our business.

The recently passed comprehensive tax reform bill could adversely affect our business and financial condition.

On December 22, 2017, President Trump signed into law the final version of the tax reform bill commonly known as the “Tax Cuts and Jobs Act,” or the TCJA, that significantly reforms the Internal Revenue Code of 1986, as amended, with many of its provisions effective for tax years beginning on or after January 1, 2018. The TCJA, among other things, contains significant changes to corporate taxation, including a permanent reduction of the corporate income tax rate, a partial limitation on the deductibility of business interest expense, a limitation of the deduction for net operating loss carryforwards to 80% of current year taxable income, an indefinite net operating loss carryforward and the elimination of the two-year net operating loss carryback, temporary, immediate expensing for certain new investments, and the modification or repeal of many business deductions and credits.

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

As is the case with other biopharmaceutical companies, our success depends in large part on our ability to obtain and maintain protection of the intellectual property we may own solely and jointly with others, particularly patents, in the United States and other countries with respect to our product candidates and technology. We seek to protect our proprietary position by in-licensing AEVI-002 IP, and by filing patent applications in the United States and abroad related to AEVI-004 or other product candidates that we may identify.

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

We are party to several license agreements under which we in-license patent rights and other intellectual property related to our business. For example, we are party to a Development and Option Agreement with KHK under which we may license certain technology related AEVI-002. We may need to obtain additional licenses from others in the future to advance our research and development activities or allow the commercialization of AEVI-002 or any other product candidates we may identify and pursue. See the section entitled “Business” for a more detailed description of our current license agreements.

Our license agreements impose, and we expect that future license agreements will impose, various diligence, milestone payment, royalty, insurance and other obligations on us. In spite of our efforts, our licensors might conclude that we have materially breached our obligations under such license agreements and might therefore terminate the license agreements, thereby removing or limiting our ability to develop and commercialize products and technology covered by these license agreements. Any uncured, material breach under these license agreements could result in our loss of rights to practice the patent rights and other intellectual property licensed to us under these agreements, and could compromise our development and commercialization efforts for AEVI-002, AEVI-005 or any future product development candidates. If any of our current or future licenses or material relationships or any in-licenses upon which our current or future licenses are based are terminated, competitors or other third parties would have the freedom to seek regulatory approval of, and to market, products identical to AEVI-002 and we may be required to cease our development and commercialization of AEVI-002, AEVI-005 or any future product development candidates. Any of the foregoing could have a material adverse effect on our competitive position, business, financial conditions, results of operations and prospects.

If any of our current or future licenses or material relationships or any in-licenses upon which our current or future licenses are based are terminated or breached, we may:

•	Lose our rights to develop and market AEVI-002, AEVI-005 or any future product development candidates;

•	Lose patent protection for AEVI-002, AEVI-005 or any future product development candidates;

•	experience significant delays in the development or commercialization of AEVI-002, AEVI-005 or any future product development candidates;

•	not be able to obtain any other licenses on acceptable terms, if at all; or

•	incur liability for damages.

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

We are party to license agreements and sponsored research agreements with CHOP and CAG, and a Development and Option Agreement with KHK pursuant to which we exclusively license certain technology related to the development of AEVI-002 and AEVI-005. Under our license agreements and sponsored research agreements with CHOP, we may be required to make significant payments in connection with the achievement of certain milestones and royalties on the sale of resulting products and have certain ongoing payment obligations with respect to our sponsored research agreement. If we exercise our option under the terms of KHK Development and Option Agreement, we will be obligated to cover significant development costs for AEVI-002 and make significant payments in connection with certain milestones and the sale of resulting products. If the obligations become due under the terms of the CHOP license agreements or the Development and Option Agreement, we may not have sufficient funds available to meet our obligations and our development efforts may be negatively impacted. In addition, if we do not have sufficient funds to pay our ongoing obligations under the CHOP development agreement, we may lose our rights under that agreement, which would negatively impact our development capabilities.

Third-party claims of intellectual property infringement may prevent or delay our development and commercialization efforts.

Our commercial success depends in part on our avoiding infringement of the patents and proprietary rights of third parties. However, our research, development and commercialization activities may be subject to claims that we infringe or otherwise violate patents or other intellectual property rights owned or controlled by third parties. There is a substantial amount of litigation, both within and outside the United States, involving patent and other intellectual property rights in the biotechnology and pharmaceutical industries, including patent infringement lawsuits, interferences, oppositions and inter partes review and reexamination proceedings before the USPTO, and corresponding foreign patent offices. Numerous U.S. and foreign issued patents and pending patent applications, which are owned by third parties, exist in the fields in which we are pursuing development candidates. As the biotechnology and pharmaceutical industries expand and more patents are issued, the risk increases that AEVI-002, AEVI-005 or other product development candidates that we may identify may be subject to claims of infringement of the patent rights of third parties.

Third parties may bring patent infringement or other intellectual property claims against us, which would cause us to incur substantial expenses and, if successful against us, could cause us to pay substantial damages. There may be third-party patents or patent applications with claims to materials, formulations, methods of manufacture or methods for treatment related to the use or manufacture of AEVI-002, AEVI-005 or other product development candidates that we may identify. Because patent applications can take many years to issue, there may be currently pending patent applications which may later result in issued patents that AEVI-002, AEVI-005 or other product development candidates that we may identify may infringe. In addition, third parties may obtain patents in the future and claim that use of our technologies infringes upon these patents. If any third-party patents were held by a court of competent jurisdiction to cover the manufacturing process of AEVI-002, AEVI-005 or other product development candidates that we may identify, any molecules formed during the manufacturing process or any final product itself, the holders of any such patents may be able to block our ability to commercialize such product candidate unless we obtained a license under the applicable patents, or until such patents expire.

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

Parties making claims against us may obtain injunctive or other equitable relief, which could effectively block our ability to further develop and commercialize AEVI-002, AEVI-005 or other product development candidates that we may identify. Defense of these claims, regardless of their merit, would involve substantial litigation expense and would be a substantial diversion of employee resources from our business. In the event of a successful claim of infringement against us, we may have to pay substantial damages, including treble damages and attorneys’ fees for willful infringement, pay royalties, redesign our infringing products or obtain one or more licenses from third parties, which may be impossible or require substantial time and monetary expenditure.

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

If we are not able to obtain patent term extension or non-patent exclusivity in the United States under the Hatch-Waxman Act and in foreign countries under similar legislation, thereby potentially extending the term of our marketing exclusivity for AEVI-002, AEVI-005 or other product development candidates that we may identify, our business may be materially harmed.

Depending upon the timing, duration and specifics of FDA marketing approval of AEVI-002, AEVI-005 or other product development candidates that we may identify, one of the U.S. patents covering each of such product candidates or the use or manufacturing method thereof may be eligible for up to five years of patent term extension under the Hatch-Waxman Act. The Hatch-Waxman Act allows a maximum of one patent to be extended per FDA approved product as compensation for the patent term lost during the FDA regulatory review process. A patent term extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval and only those claims covering such approved drug product, a method for using it or a method for manufacturing it may be extended. Patent term extension also may be available in certain foreign countries upon regulatory approval of our product candidates. Nevertheless, we may not be granted patent term extension either in the United States or in any foreign country because of, for example, failing to exercise due diligence during the testing phase or regulatory review process, failing to apply within applicable deadlines, failing to apply prior to expiration of relevant patents or otherwise failing to satisfy applicable requirements. Moreover, the term of extension, as well as the scope of patent protection during any such extension, afforded by the governmental authority could be less than we request.

If we are unable to obtain patent term extension or restoration, or the term of any such extension is less than we request, the period during which we will have the right to exclusively market our product may be shortened and our competitors may obtain approval of competing products following our patent expiration sooner, and our revenue could be reduced, possibly materially.

It is possible that we will not obtain patent term extension under the Hatch-Waxman Act for a U.S. patent covering AEVI-002 or other product candidates that we may identify even where that patent is eligible for patent term extension, or if we obtain such an extension, it may be for a shorter period than we had sought. Further, for certain of our licensed patents, we do not have the right to control prosecution, including filing with the USPTO, a petition for patent term extension under the Hatch-Waxman Act. Thus, if one of our licensed patents is eligible for patent term extension under the Hatch-Waxman Act, we may not be able to control whether a petition to obtain a patent term extension is filed, or obtained, from the USPTO.

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

If we are unable to protect the confidentiality of our trade secrets, the value of our technology could be materially adversely effected and our business would be harmed.

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

Although we are not currently involved in any litigation, if we were to initiate legal proceedings against a third party to enforce a patent covering product candidates that we may identify, the defendant could counterclaim that the patent covering our product candidate is invalid and/or unenforceable. In patent litigation in the United States, defendant counterclaims alleging invalidity and/or unenforceability are commonplace. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, including lack of novelty, obviousness, written description or non-enablement. Grounds for an unenforceability assertion could be an allegation that someone connected with prosecution of the patent withheld relevant information from the USPTO, or made a misleading statement, during prosecution. The outcome following legal assertions of invalidity and unenforceability is unpredictable. Interference or derivation proceedings provoked by third parties or brought by us or declared by the USPTO may be necessary to determine the priority of inventions with respect to our patents or patent applications. An unfavorable outcome could require us to cease using the related technology or to attempt to license rights to it from the prevailing party. Our business could be harmed if the prevailing party does not offer us a license on commercially reasonable terms or at all, or if a non-exclusive license is offered and our competitors gain access to the same technology. Our defense of litigation or interference or derivation proceedings may fail and, even if successful, may result in substantial costs and distract our management and other employees. In addition, the uncertainties associated with litigation could have a material adverse effect on our ability to raise the funds necessary to continue our clinical trials, continue our research programs, license necessary technology from third parties, or enter into development partnerships that would help us bring AEVI-002 or other product candidates that we may identify to market. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation. There could also be public announcements of the results of hearings, motions, or other interim proceedings or developments. If securities analysts or investors perceive these results to be negative, it could have a material adverse effect on the price of our common stock.

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

Third parties may claim that our owned or in-licensed patents relating to AEVI-004 or other product candidates that we may identify, are invalid and/or unenforceable. In patent litigation in the United States, defendant counterclaims alleging invalidity and/or unenforceability are commonplace. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, including lack of novelty, obviousness or non-enablement. Grounds for an unenforceability assertion could be an allegation that someone connected with prosecution of the patent withheld relevant information from the USPTO, or made a misleading statement, during prosecution. Third parties may also raise similar claims before administrative bodies in the United States or abroad, even outside the context of litigation. Such mechanisms include re-examination, post grant review, and equivalent proceedings in foreign jurisdictions (e.g., opposition proceedings). Such proceedings could result in revocation or amendment to our patents in such a way that they no longer cover AEVI-002 or other product candidates that we may identify. The outcome following legal assertions of invalidity and unenforceability is unpredictable. With respect to the validity question, for example, we cannot be certain that there is no invalidating prior art, of which we and the patent examiner were unaware during prosecution. If a defendant were to prevail on a legal assertion of invalidity and/or unenforceability, we would lose at least part, and perhaps all, of the patent protection on our product candidates. Such a loss of patent protection would have a material adverse impact on our business.

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

Further, the share prices of public companies, particularly those operating in high growth sectors, are often subject to significant fluctuations. The market price of our common stock on the Nasdaq Global Market has been volatile, ranging from $0.17 per share to $2.29 per share during the 52-week trading period ending March 26, 2019. We expect that the market price of our common stock will continue to fluctuate significantly due to factors including, but not limited to, the following:

•	results of our clinical trials, specifically the 8-week signal finding study of AEVI-002 in patients with severe pediatric onset Crohn’s disease, for which initial data from a small number of patients is expected by mid-year 2019, if enrollment in the trial is successful, although enrollment into the study has been extremely challenging and no patients have been enrolled to date,

•	announcements of developments by us or our competitors;

•	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

•	adoption of new accounting standards affecting our industry;

•	introduction of new products by us or our competitors;

•	changes in market valuations of companies in our industry;

•	actual or anticipated variations in our operating results;

•	future issuances of our common stock or other securities;

•	other events or factors, including those beyond our control; and

•	general market or economic conditions.

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

In addition, as of December 31, 2018, there were outstanding options and warrants to purchase an aggregate of 10,177,118 and 3,953,904 shares, respectively. Of the 10,177,118 outstanding options, ranging in exercise price from $1.07 per share to $8.80 per share, 6,027,586 shares were exercisable as of December 31, 2018. The exercise of options at prices below the market price of our common stock could adversely affect the price of shares of our common stock. Additional dilution may result from the issuance of shares of our common stock in connection with collaborations or manufacturing arrangements or in connection with other financing efforts.

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

The Children’s Hospital of Philadelphia Foundation, or the CHOP Foundation, is our largest stockholder. As of March 26, 2019, the CHOP Foundation and certain of its related parties beneficially owned 21,311,586 shares of our common stock. The shares of common stock beneficially owned by the CHOP Foundation and certain of its related parties represent approximately 31.5% of our outstanding shares of common stock. Accordingly, the CHOP Foundation exerts significant influence over us and any action requiring the approval of the holders of our common stock, including the election of directors and approval of significant corporate transactions. This concentration of voting power makes it less likely that any other holder of common stock or directors of our business will be able to affect the way we are managed and could delay or prevent an acquisition of us on terms that other stockholders may desire. In addition, if the CHOP Foundation obtains a majority of our common stock, the CHOP Foundation would be able to control all matters submitted to our stockholders for approval, as well as our management and affairs. For example, the CHOP Foundation would be able to control the election of directors, amendments to our organizational documents and approval of any merger, consolidation, sale of all or substantially all of our assets or other business combination or reorganization. In addition, if the CHOP Foundation obtains a majority of our common stock, we would be deemed a “controlled company” for purposes of NASDAQ listing requirements. Under NASDAQ rules, a “controlled company” may elect not to comply with certain NASDAQ corporate governance requirements, including (i) the requirement that a majority of our board of directors consist of independent directors, (ii) the requirement that the compensation of our officers be determined or recommended to the board by a majority of independent directors or a compensation committee that is composed entirely of independent directors and (iii) the requirement that director nominees be selected or recommended to the board by a majority of independent directors or a nominating committee that is composed of entirely independent directors.

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

Our common stock is listed for trading on the Nasdaq Global Market. We must satisfy Nasdaq’s continued listing requirements, including, among other things, a minimum closing bid price requirement of $1.00 per share for our common stock. On February 6, 2019, we received a notification from Nasdaq that the closing bid price for our common stock had been below $1.00 for 30 consecutive business days.

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

On October 10, 2016, we provided written notice to the NYSE MKT of our intention to voluntarily delist our common stock from the NYSE MKT and to list our common stock on the Nasdaq Global Market. The listing and trading of our common stock on the NYSE MKT ceased at market close on October 20, 2016, and trading of our common stock on the Nasdaq Global Market commenced on October 21, 2016. The common stock was approved for listing on the Nasdaq Global Market and continuing to trade under the symbol “MDGN” until December 15, 2016. Effective December 16, 2016, in connection with our corporate name change to Aevi Genomic Medicine, Inc., our common stock ceased trading under the ticker symbol “MDGN” and commenced trading under the new ticker symbol “GNMX”. In order to maintain that listing on the Nasdaq Global Market, we must satisfy minimum financial and other requirements. On February 6, 2019, we received a notice from the Nasdaq Stock Market stating that, for 30 consecutive business days preceding the notice date, the closing bid price for our common stock had been below the minimum $1.00 per share requirement for continued listing on the Nasdaq Global Market as set forth in the applicable Nasdaq Listing Rule. We actively monitor the price of our common stock and will consider all available options to regain compliance with the continued listing standards of Nasdaq.

Holders of Record

As of March 26, 2019, there were 239 holders of record of our common stock. We believe there are a substantially greater number of beneficial holders.

Stock Performance Graph

The following graph compares the cumulative total stockholder return data for our common stock from January 1, 2014 through December 31, 2018 to the cumulative return over such time period of (i) the NASDAQ Composite Index and (ii) the NASDAQ Biotechnology Index. The graph assumes an investment of $100 on January 1, 2014 in (i) our common stock, (ii) the securities comprising the NASDAQ Composite Index and (iii) the securities comprising the NASDAQ Biotechnology Index, including dividend reinvestment, if any. The comparisons in the graph are not intended to forecast or be indicative of possible future performance of our common stock.

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

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Equity Compensation Plan Information

The following table provides information as of December 31, 2018 regarding the common stock that may be issued as stock grants or upon exercise of options, warrants and rights under all of our equity compensation plans, including individual compensation arrangements.

Plan Category	Number of Shares to Be Issued Upon Exercise of Outstanding Options and Warrants(1)		Weighted Average Exercise Price of Outstanding Options and Warrants	Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)		(b)	(c)
Equity compensation plans approved by security holders	7,477,118	(2)	$3.73	4,674,838
Equity compensation plans not approved by security holders	2,700,000	(3)	$4.21	—
Total	10,177,118		$3.86	4,674,838

(1)         The number of shares is subject to adjustment in the event of stock splits and other similar events.

(2)         Consists of options awarded under the Stock Incentive Plan.

(3)         Consists of:

(i)          Inducement awards granted in September 2013 outside of the Stock Incentive Plan to Mr. Cola (1,500,000) options and Dr. Neil (900,000 options).

(ii)         An inducement award of 100,000 options granted outside of the Stock Incentive Plan to a new employee in February 2016 having an exercise price of $3.64 per share and expiring on February 16, 2026; and

(iii)        An inducement award of 200,000 options granted outside of the Stock Incentive Plan to a new employee in March 2016 having an exercise price of $4.42 per share and expiring on March 7, 2026.

ITEM 6 - Selected Financial Data.

The selected data presented below under the captions “Statement of Operations Data,” “Statement of Cash Flows Data” and “Balance Sheet Data” for, and as of the end of, each of the fiscal years in the five-year period ended December 31, 2018, are derived from, and should be read in conjunction with, our audited consolidated financial statements.

The information contained in this table should also be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and related notes thereto included elsewhere in this report (in thousands of dollars except share and per share data):

	Year Ended December 31,
	2018	2017	2016	2015	2014
Statement of Operations Data:
Operating expenses:
Research and development expenses, net	$22,299	$25,176	$28,356	$15,444	$8,253
Non-recurring research and development expenses resulting from acquisition	-	-	-	8,170	-
General and administrative expenses	8,663	9,524	13,523	12,954	10,686
Operating loss	(30,962)	(34,700)	(41,879)	(36,568)	(18,939)
Financial expenses	(1)	(41)	(24)	(1,408)	(68)
Financial income	188	27	15	1	586
Loss before taxes on income	(30,775)	(34,714)	(41,888)	(37,975)	(18,421)
Taxes on income	-	-	16	17	12
Net loss	(30,775)	(34,714)	(41,904)	(37,992)	(18,433)
Basic loss per share	$(0.50)	$(0.83)	$(1.19)	$(1.42)	$(0.96)
Diluted loss per share	$(0.50)	$(0.83)	$(1.19)	$(1.45)	$(1.00)
Weighted average number of shares used in computing basic loss per share	61,381,611	41,675,814	35,161,823	26,783,623	19,246,611
Weighted average number of shares used in computing diluted loss per share	61,381,611	41,675,814	35,161,823	26,846,270	19,294,259

Statement of Cash Flows Data:
Net cash used in operating activities	$(26,649)	$(33,246)	$(32,749)	$(24,347)	$(12,195)
Net cash provided by (used in) investing activities	-	148	(221)	(187)	(363)
Net cash provided by financing activities	4,996	26,989	19,744	44,310	23,456
(Decrease) increase in cash and cash equivalents	(21,653)	(6,109)	(13,226)	19,776	10,898

Balance Sheet Data:
Cash and cash equivalents	$12,076	$33,729	$39,838	$53,064	$33,288
Current assets	12,246	34,622	40,173	53,811	33,603
Long-term assets	31	139	388	447	677
Total assets	12,277	34,761	40,561	54,258	34,280
Current liabilities	4,345	4,140	5,583	3,908	3,638
Long-term liabilities	-	-	-	-	980

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

We have generated significant losses to date, and we expect to continue to generate losses as we progress towards the commercialization of our product candidates. We have incurred net losses of approximately $30.78 million and $34.71 million for the years ended December 31, 2018 and 2017, respectively. As of December 31, 2018 and February 28, 2019, we had cash and cash equivalents of $12.08 million and approximately $8.34 million, respectively, which we believe will provide funding for us into early in the third quarter of 2019. We are unable to predict the extent of any future losses or when we will become profitable, if at all.

AEVI-001 (mGluR+ Genetic Subset ADHD)

The initial program from our genomic research collaboration with CHOP was the development candidate AEVI-001, an oral, non-stimulant glutamatergic neuromodulator. Given the negative outcomes of the ASCEND trial with respect to the AEVI-001 program, we have terminated the AEVI-001 program.

AEVI-004 (novel co-crystal version of AEVI-001)

AEVI-004 is a co-crystal of AEVI-001, with enhanced physical and chemical properties. The new molecule has comparatively greater stability and a higher melting point than AEVI-001.  The molecule was engineered to maintain solubility, dissolution and pharmacokinetics substantially similar to AEVI-001.

Given the negative outcomes of the ASCEND trial, there are no current clinical development plans for AEVI-004 in ADHD. However, the company is in discussions with the National Institutes of Health (NIH) regarding evaluating the potential anti-seizure activity of AEVI-004 in a preclinical model as part of the NIH Epilepsy Treatment Screening Program.

AEVI-002 (Anti-LIGHT Monoclonal Antibody)

We are developing AEVI-002, a first-in-class anti-LIGHT monoclonal antibody, or the Antibody, for use in Pediatric Onset Crohn’s disease. Pediatric Onset Crohn’s disease has a more aggressive phenotype at younger ages. The genomic rationale for the use of anti-LIGHT antibody in Crohn’s disease was validated by CAG research showing the association to a loss of function mutation in decoy receptor 3 (DcR3).

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

A submission to reactivate the IND for AEVI-002 in Pediatric Crohn’s Disease was filed with the FDA in 2017 and has passed the 30-day waiting period. An 8-week Phase Ib proof-of-concept study has been initiated at multiple clinical sites, with the goal of enrolling up to 12 patients with a Pediatric Onset Crohn’s disease diagnosis that are refractory to treatment with TNF-α inhibitors, with or without a DcR3 mutation. Active recruitment for the trial has been underway for over 12 months, and we have not enrolled any patients. The endpoints of the trial will include endoscopic evaluation, Crohn’s Disease Activity Index ratings and safety. Initial data from the proof-of-concept study is expected by mid-year 2019, at which point we will make a determination on our option to license exclusive rights to the Antibody for further development. The identification and recruitment of patients into the proof-of-concept study continues to be challenging. The ability to produce initial data by mid-year 2019 is highly dependent on timely recruiting; thus, continued difficulties in recruitment could cause an extended delay or an inability to deliver the initial data for the program.

AEVI-005 (Monoclonal Antibody)

AEVI-005 is the second monoclonal antibody we are developing as part of our ongoing collaboration with KHK. We are studying AEVI-005 in an undisclosed ultra-orphan auto-immune pediatric disease. We initiated a preclinical research program with AEVI-005 in the second quarter of 2018.

Current Strategy

In light of our decision to discontinue the AEVI-001 program in ADHD, our board of directors has commenced a review to explore and evaluate potential strategic alternatives to enhance stockholder value. These alternatives could include, among others, continuing to execute the Company’s business plan, issuing or transferring shares of our common stock or other equity securities, the license, sale or disposition of certain assets or programs, the formation of a joint venture, a strategic business combination, a transaction that results in private ownership or the sale of the Company, or some combination of these. There can be no assurance that the review of strategic alternatives will result in the identification or consummation of any transaction or that our board of directors will determine that continuing our current business operations is in the best interests of our stockholders.

Furthermore, we continue to pursue discussions related to potentially expanding the Company’s pipeline of development programs through the in-license or acquisition of future product development candidates. There can be no assurance that these discussions will be successful.

Following the negative outcomes from the ASCEND trial early in the first quarter of 2019, the Company took numerous actions to closeout clinical research operations for the AEVI-001 program in ADHD and to scale back the scope of operations for the Company in general. These combined actions have significantly reduced the Company’s monthly operating spend, thus providing a limited runway for the review of strategic alternatives described above.

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

General and Administrative Expense

General and administrative expense consists primarily of salaries and other related costs, including stock-based compensation expense, for persons serving as our directors and in our executive, finance and accounting functions. Other general and administrative expense includes facility-related costs not otherwise included in research and development expense, costs associated with industry and trade shows, and professional fees for legal services and accounting services. We expect that our general and administrative expenses will increase and decrease as personnel increase and decrease.

Financial Income and Expense

Financial income and expense consist primarily interest earned on cash and cash equivalents.

Results of Operations for the Year Ended December 31, 2018 and 2017

Research and Development Expenses

Research and development expenses for year ended December 31, 2018 decreased to $22.30 million from $25.18 million in 2017. This decrease was primarily driven by a reduction of expenses relating to development of AEVI-001 in ADHD.

General and Administrative Expenses

General and administrative expenses for the year ended December 31, 2018 were $8.66 million, decreasing from $9.52 million in 2017, due in part to a reduction in the scale of the Company’s operations.

Financial Income and Expenses

Financial income and expenses for the years ended December 31, 2018 and 2017 were de minimis.

Liquidity and Capital Resources

Sources of Liquidity

We have financed our operations primarily through equity issuances and grants from the OCS and other third parties.

In the year ended December 31, 2018 and 2017, options and warrants were exercised in consideration of $0.03 million and $0.02 million, respectively, and 8,466 and 6,200 shares of common stock were issued upon such exercises, respectively.

On May 15, 2018, we entered into an Equity Distribution Agreement pursuant to which we may from time-to-time issue and sell shares of our common stock having an aggregate offering price of up to $20,000,000 in an “at the market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act (the “ATM Facility”). For the year ended December 31, 2018, we sold 5,426,151 shares of common stock at an average purchase price of $0.97 per share of common stock for gross proceeds of $5.28 million and net proceeds after deducting estimated offering expenses of approximately $4.96 million under the ATM Facility.

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

Cash Flows

We had cash and cash equivalents of $12.08 million at December 31, 2018 and $33.73 million at December 31, 2017. The decrease in our cash balance during 2018 was primarily related to advancement of our AEVI-001 ADHD program, offset by the 2018 funding activities.

Net cash used in operating activities of $26.65 million and $33.25 million for the years ended December 31, 2018 and 2017, respectively, primarily reflected our net cash expenses for our operations.

Net cash provided by investing activities for the year ended December 31, 2018 was de minimis.

Net cash provided by financing activities was $5.00 million and $26.99 million for the years ended December 31, 2018 and 2017, respectively resulting primarily from the issuance of shares of common stock.

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

We believe that cash on hand will be sufficient to enable us to fund our operating expenses and capital expenditure requirements into early in the third quarter of 2019. We have based this estimate on assumptions that may prove to be wrong and we could use our available resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our current and anticipated clinical trials.

We do not anticipate that we will generate revenue from the sale of products for several years or more given the uncertainty of drug development. Absent significant corporate collaboration and licensing arrangements, we will need to finance our future cash needs through public or private equity offerings or debt financings in 2019. We do not currently have any commitments for future external funding. We may need to raise additional funds more quickly if one or more of our assumptions prove to be incorrect or if we choose to expand our product development efforts more rapidly than we presently anticipate. We may seek to sell additional equity or debt securities or obtain a bank credit facility. The sale of additional equity or debt securities, if convertible, would result in dilution to our stockholders. The incurrence of indebtedness would result in increased fixed obligations and could also result in covenants that would restrict our operations.

In light of our decision to discontinue the AEVI-001 program in ADHD, our board of directors has commenced a review to explore and evaluate potential strategic alternatives to enhance stockholder value. These alternatives could include, among others, continuing to execute the Company’s business plan, issuing or transferring shares of our common stock or other equity securities, the license, sale or disposition of certain assets or programs, the formation of a joint venture, a strategic business combination, a transaction that results in private ownership or the sale of the Company, or some combination of these. There can be no assurance that the review of strategic alternatives will result in the identification or consummation of any transaction or that our board of directors will determine that continuing our current business operations is in the best interests of our stockholders.

Contractual Obligations

The following table sets forth our contractual payment obligations as of December 31, 2018 for the periods indicated below:

Contractual Obligations	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years and Thereafter
Operating lease obligations	$44,000	$44,000	$-	$-	$-
Purchase obligations	$7,125,000	$4,750,000	$2,375,000	$-	$-
Total	$7,169,000	$4,794,000	$2,375,000	$-	$-

We are a party to license and research and development agreements with universities and other third parties, as well as patent assignment agreements, under which we have obtained rights to patents, patent applications and know-how. We enter into contracts in the normal course of business with CROs for clinical trials, clinical and commercial supply manufacturing, with vendors for preclinical research studies and for other services and products for operating purposes. Our agreements generally provide for termination within 30-60 days of notice. Such agreements are cancelable contracts and not included in the table of contractual obligations and commitments. We have included as purchase obligations our commitments under agreements to the extent they are quantifiable and are not cancelable. The purchase obligations presented consist solely of our obligations under the Sponsored Research Agreement with CHOP as of December 31, 2018. Per the employment agreements of several executives, if terminated without cause, these executives will be entitled to severance pay in the aggregate amount of $2.63 million.

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

For the purpose of valuing options and warrants granted to our employees, non-employees and directors and officers during the year ended December 31, 2018 and 2017, we used the Binomial options pricing model. To determine the risk-free interest rate, we utilized the U.S. Treasury yield curve in effect at the time of grant with a term consistent with the expected term of our awards. We estimated the expected life of the options granted based on anticipated exercises in the future periods assuming the success of our business model as currently forecast. The expected dividend yield reflects our current and expected future policy for dividends on our common stock. The expected stock price volatility for our stock options was calculated by examining historical volatilities for publicly traded industry peers as well as considering the Company’s historical volatility. We will continue to analyze the expected stock price volatility and expected term assumptions as more historical data for our common stock becomes available.

Off-Balance Sheet Arrangements

CHOP License Agreement and Sponsored Research Agreement

In November 2014, we entered into a license agreement, or the License Agreement, and a sponsored research agreement, or the Research Agreement, each with CHOP. Under the terms of the License Agreement, CHOP granted us (i) an exclusive, sublicensable license to use certain patent rights covering potential diagnostic and therapeutic targets, (ii) an exclusive, non-sublicensable license to use certain biospecimen and phenotypic data collected from patients with rare and orphan diseases and their family members, or the Biobank. In February 2017, we amended the License Agreement. The amendment allows us to extend the period of our exclusive commercial access to the Biobank for rolling two-year periods. The cost of the first extension was $197,603 with each subsequent extension costing $125,000. We have exercised such option in each of 2017 and 2018. The amendment also allows us to extend the Research Agreement for rolling two-year periods in connection with us extending our exclusive commercial access to the Biobank under the License Agreement.

In December 2015, we entered into an amendment to the Research Agreement, which amendment (i) set the payment schedule under such agreement through March 2017 and (ii) granted us the right to extend the term of the Research Agreement until November 12, 2017. In February 2017, we entered into a second amendment to the Research Agreement, which extended the term of the Research Agreement through June 30, 2018. This amendment also granted us rights to continually extend the term of the Research Agreement by one year by giving CHOP written notice of extension no later than one year prior to the expiration of the then-current term of the Research Agreement. In June 2017, we extended the term of the Research Agreement through June 30, 2019, and in June 2018, we extended the term of Research Agreement through June 30, 2020. $5.94 million was due for the Research Agreement in 2018. $4.75 million will be due under the Research Agreement in 2019, and in the first half of 2020, $2.38 million will be due.

In March 2019, we reached agreement with CHOP to further amend the Research Agreement and the License Agreement (“the CHOP Amendments”).  The CHOP Amendments allow us to defer the monthly payments due under the Research Agreement for the period from February 1, 2019 through September 30, 2019 in exchange for a non-interest bearing note in the amount of such deferral. Such note matures September 30, 2019 and is secured by all of Aevi’s intellectual property and other assets (“the Note”).   At maturity, and at CHOP’s option, the Note will be payable in cash or a number of shares of our common stock calculated based on the price of our common stock at such time; provided, however, if conversion upon such election would cause CHOP and its affiliates including the CHOP Foundation to own, in the aggregate, in excess of 47.5% of the then-outstanding shares of our common stock (after giving effect to such conversion), then CHOP would only receive the number of shares of our common stock such that CHOP and its affiliates including the CHOP Foundation would own, in the aggregate, 47.5% of the then outstanding shares of our common stock (after giving effect to such conversion), and the balance of the Note would be payable to CHOP in cash.

The CHOP Amendments with respect to the Research Agreement and the License Agreement prohibits the assignment or sublicense of CHOP’s intellectual property without CHOP’s prior written consent, allows CHOP to terminate the Research Agreement and the License Agreement upon a change of control without CHOP’s prior written consent, reduces the period of time during which we have to exercise its options to license new intellectual property of CHOP and to negotiate the terms of any such license and requires us to meet certain diligence requirements related to acquiring rights to and commencing a clinical trial for a viable molecule that addresses the optioned intellectual property.

Furthermore, we have agreed that until and including June 23, 2019 the Company will not undertake any equity financing (including convertible notes) that would have a dilutive effect on the stockholders of Aevi.  Thereafter, and until the later of repayment in full of the Note or June 30, 2020, Aevi has agreed to only undertake an equity financing (including convertible notes) if the net proceeds of such financing provide at least six month of cash to sustain our operations; provided, that CHOP will have a right of first refusal to purchase any or all equity proposed to be issued in such financing on equivalent terms.

Development and Option Agreement, with Kyowa Hakko Kirin Co., Ltd. (KHK) related to AEVI-002

In June 2016, we entered into the Development and Option Agreement with KHK pursuant to which we acquired certain rights with respect to the development and potential commercialization of AEVI-002, the Antibody. If we exercise our option under the Development and Option Agreement, KHK has 60 days to select one of two development and commercialization structures as follows:

PLAN A (AEVI-002): Co-Development/Co-Commercialization Arrangement

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

PLAN B (AEVI-002): Licensing Arrangement

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

Research Collaboration and Option Agreement with Kyowa Hakko Kirin Co., Ltd. (KHK) related to AEVI-005

During 2018, we expanded our collaboration with KHK by entering a Research Collaboration and Option Agreement related to AEVI-005. AEVI-005 is the second monoclonal antibody we are developing as part of our ongoing collaboration with KHK. We are studying AEVI-005 in an undisclosed ultra-orphan auto-immune pediatric disease. We initiated a preclinical research program with AEVI-005 in the second quarter of 2018.

OCS Agreements

Under agreements with the OCS in Israel regarding research and development projects, our Israeli subsidiary committed to pay royalties to the OCS at rates between 3.5% and 5% of the income resulting from this research and development, at an amount not to exceed the amount of the grants received by our Israeli subsidiary as participation in the research and development program, plus interest at LIBOR. The obligation to pay these royalties is contingent on actual income. Proceeds from any potential transactions relating to the Israeli Subsidiary’s research and development program may be subject to the terms and conditions of the OCS agreement. As of December 31, 2018, the principal amount of the aggregate contingent liability amounted to approximately $13.97 million.

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

ITEM 8 - Financial Statements and Supplementary Data.

AEVI GENOMIC MEDICINE, INC. AND ITS SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Aevi Genomic Medicine, Inc. and its Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Aevi Genomic Medicine, Inc. and its subsidiaries (the Company) as of December 31, 2018 and 2017, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2018 and 2017, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

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

/s/ Ernst and Young LLP

We have served as the Company’s auditor since 2016.

Philadelphia, Pennsylvania

March 29, 2019

AEVI GENOMIC MEDICINE, INC. AND ITS SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
U.S. dollars in thousands (except share and per share data)

		December 31,
	Note	2018	2017

ASSETS
CURRENT ASSETS:

Cash and cash equivalents	3	$12,076	$33,729
Prepaid expenses and other current assets		170	893

Total current assets		12,246	34,622

LONG-TERM ASSETS:

Lease deposits	6(d)	11	11
Property and equipment, net	4	20	85
Other long-term assets		-	43

Total long-term assets		31	139

Total assets		$12,277	$34,761

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:

Trade payables		$1,582	$943
Other accounts payable and accrued expenses	5	2,763	3,197

Total current liabilities		4,345	4,140

Total liabilities		4,345	4,140

COMMITMENTS AND CONTINGENCIES	6

STOCKHOLDERS’ EQUITY:	7

Common stock - $0.0001 par value; 200,000,000 shares authorized; 64,766,882 shares issued and outstanding at December 31, 2018; 59,332,265 shares issued and outstanding at December 31, 2017		7	6
Additional paid-in capital		253,678	245,593
Accumulated deficit		(245,753)	(214,978)

Total stockholders’ equity		7,932	30,621

Total liabilities and stockholders’ equity		$12,277	$34,761

The accompanying notes are an integral part of the consolidated financial statements.

AEVI GENOMIC MEDICINE, INC. AND ITS SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
U.S. dollars in thousands (except share and per share data)

	Year ended
	December 31,
	Note	2018	2017

Research and development expenses		$22,299	$25,176

General and administrative expenses		8,663	9,524

Operating loss		(30,962)	(34,700)

Financial expenses		(1)	(41)
Financial income		188	27

Loss before taxes on income		(30,775)	(34,714)

Taxes on income	8	-	-

Net loss		$(30,775)	$(34,714)

Basic loss per share	10	$(0.50)	$(0.83)

Diluted loss per share	10	$(0.50)	$(0.83)

Weighted average number of shares of common stock used in computing basic loss per share		61,381,611	41,675,814

Weighted average number of shares of common stock used in computing diluted loss per share		61,381,611	41,675,814

The accompanying notes are an integral part of the consolidated financial statements.

AEVI GENOMIC MEDICINE, INC. AND ITS SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
U.S. dollars in thousands (except share and per share data)

	Common stock			Additional paid-in	Accumulated	Total stockholders’
	Shares	Amount		capital	deficit	equity
Balance as of December 31, 2016	37,103,843	$4		$215,008	$(180,034)	34,978

Issuance of common stock at $1.26 per share, net	22,222,222	2		26,968	-	26,970
Stock-based compensation related to options and warrants granted to consultants, directors and employees	-	-		3,368	-	3,368
Exercise of warrants and options	6,200	(*	)	19	-	19
Cumulative-effect adjustment from adoption of ASU 2016-09	-	-		230	(230)	-
Net loss	-	-		-	(34,714)	(34,714)

Balance as of December 31, 2017	59,332,265	$6		$245,593	$(214,978)	30,621
Issuance of common stock at an average of $0.97 per share, net	5,426,151	1		4,961	-	4,962
Stock-based compensation related to options and warrants granted to consultants, directors and employees	-	-		3,090	-	3,090
Exercise of warrants and options	8,466	(*	)	34	-	34
Net loss	-	-		-	(30,775)	(30,775)

Balance as of December 31, 2018	64,766,882	$7		$253,678	$(245,753)	7,932

(*) Represents an amount lower than $1.

The accompanying notes are an integral part of the consolidated financial statements.

AEVI GENOMIC MEDICINE, INC. AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
U.S. dollars in thousands

	Year ended
	December 31
	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(30,775)	$(34,714)

Adjustments to reconcile loss to net cash used in operating activities:

Depreciation	65	112
Loss from disposal of property and equipment	-	32
Stock-based compensation	3,090	3,368

Change in operating assets and liabilities:
Prepaid and other current assets	723	(558)
Trade payables	639	806
Other accounts payable and accrued expenses	(434)	(2,249)
Lease deposits	-	-
Other long-term assets	43	(43)

Net cash used in operating activities	$(26,649)	$(33,246)

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of property and equipment	$-	$(4)
Proceeds from disposal of property and equipment	-	152

Net cash provided by (used in) investing activities	$-	$148

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from issuance of common stock and warrants, net	$4,962	$26,970
Proceeds from exercise of options and warrants	34	19

Net cash provided by financing activities	$4,996	$26,989

Increase (decrease) in cash and cash equivalents	(21,653)	(6,109)

Balance of cash and cash equivalents at the beginning of the period	33,729	39,838

Balance of cash and cash equivalents at the end of the period	$12,076	$33,729

Supplemental disclosure of cash flow information:

Cash paid during the period for taxes	$-	$-

The accompanying notes are an integral part of the consolidated financial statements.

NOTE 1:	GENERAL

a.            Aevi Genomic Medicine Inc., formerly Medgenics Inc., (the “Company”) was incorporated in January 2000 in Delaware. The Company has two wholly-owned subsidiaries (the “Subsidiaries”): Medgenics Medical Israel Ltd. (the “Israeli Subsidiary”), which was incorporated in Israel in March 2000; and Aevi Genomics Medicine Europe BVBA/SPRL, which was incorporated in Belgium in December 2018. The Company is a clinical stage biopharmaceutical company with an emphasis on genomic medicine.

The Company’s common stock is traded on the NASDAQ. Prior to October 21, 2016 the Company’s common stock was traded on the NYSE.

b.            As reflected in the accompanying financial statements, the Company incurred a net loss for the twelve month period ended December 31, 2018 of $30,775 and had negative cash flow from operating activities of $26,649 during the twelve month period ended December 31, 2018. The accumulated deficit as of December 31, 2018 is $245,753. The Company and the Subsidiaries have not yet generated revenues from product sales.

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

The Company’s management believes that the dollar is the primary currency of the economic environment in which the Company and its Subsidiaries operate. Thus, the functional currency of the Company and its Subsidiaries is the dollar. Accordingly, transactions and balances denominated in dollars are presented at their original amounts. Non-dollar transactions and balances have been re-measured to dollars, in accordance with ASC 830, “Foreign Currency Matters” of the Financial Accounting Standards Board (“FASB”). All exchange gains and losses from re-measurement of monetary balance sheet items denominated in non-dollar currencies are reflected in the Statements of Operations as financial income or expenses, as appropriate.

c.	New accounting pronouncements:

In 2016, the FASB issued ASU 2016-02, Leases, which will replace existing leasing guidance. ASU 2016-02 requires lessees to recognize operating and financing lease liabilities and related right-of-use assets, in addition to increased disclosures as to the nature of cash flows arising from a lease. We will adopt the new standard effective January 1, 2019, at which time we will not restate comparative periods. Adoption will not change the classification of any of our leases. We do not expect the new standard to have a material impact on our consolidated financial statements.

In 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting, which is meant to reduce the complexity involving several aspects of the accounting for employee share-based payment transactions, including the income tax consequences, classifications of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 became effective for the Company in the first quarter 2017 and was applied using a modified retrospective transition approach. Under ASU 2016-09 the Company elected to no longer estimate forfeiture rates in determining its stock compensation expense and will true up for forfeitures as they occur. As a result of the adoption, the Company recorded a cumulative adjustment to accumulated deficit as of December 31, 2016 for $230.

In June 2018, the FASB issued ASU 2018-07, Compensation–Stock Compensation (Topic 718): Improvements to Nonemployee Shared-Based Payment Accounting. This guidance is intended to simplify the accounting for share-based payments to nonemployees by aligning it with the accounting for share-based payments to employees, with certain exceptions. This guidance will be effective for annual reporting periods beginning after December 15, 2018, including interim periods within those annual reporting periods, and early adoption is permitted. The Company does not anticipate a material impact to the consolidated financial statements as a result of the adoption of this guidance.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s consolidated financial statements upon adoption.

d.	Principles of consolidation:

The consolidated financial statements include the accounts of the Company and the Subsidiaries. Intercompany transactions and balances have been eliminated upon consolidation.

e.	Cash equivalents:

The Company and the Subsidiaries consider all highly liquid investments originally purchased with maturities of three months or less to be cash equivalents.

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

Long-lived assets are reviewed for impairment in accordance with ASC 360, “Property, Plant, and Equipment” (“ASC 360”), whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of an asset to be held and used is measured by a comparison of the carrying amount of the asset to the future undiscounted cash flows expected to be generated by the asset. If such an asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset. No impairment charges have been recognized through December 31, 2018.

h.	Income taxes:

The Company accounts for income taxes in accordance with ASC 740, “Income Taxes” (“ASC 740”). ASC 740 prescribes the use of the asset and liability method whereby deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company provides a valuation allowance, if necessary, to reduce deferred tax assets to their estimated realizable value. As of December 31, 2018, a full valuation allowance was provided by the Company.

The Company also accounts for income taxes in accordance with ASC 740-10, “Accounting for Uncertainty in Income Taxes” (“ASC 740-10”). ASC 740-10 contains a two-step approach for recognizing and measuring uncertain tax positions accounted for in accordance with ASC 740-10. The first step is to evaluate the tax position taken or expected to be taken in a tax return by determining if the weight of available evidence indicates that it is more likely than not that, on an evaluation of the technical merits, the tax position will be sustained on audit, including resolution of any related appeals or litigation processes. The second step is to measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement. As of December 31, 2017 and 2018, no liability has been recorded as a result of ASC 740-10.

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

i.	Accounting for stock-based compensation:

The Company applies ASC 718, “Compensation-Stock Compensation” (“ASC 718”) which requires the measurement and recognition of compensation expense based on estimated fair values for all share-based payment awards made to employees and directors. The Company recognizes compensation expenses for awards granted based on the straight-line method over the requisite service period of each of the grants. In 2017 and 2018, the Company estimated the fair value of stock options granted to employees and directors using the Binominal options pricing model with the following assumptions:

	2018	2017

Dividend yield	0%	0%
Expected volatility	77.5-77.9%	72.0-78.6%
Risk-free interest rate	2.7-3.1%	2.2-2.5%
Suboptimal exercise factor	1.5-2.5	1.5-2.5
Contractual life (years)	10	10
Exit rate	6%	6-8%

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

The Company applies ASC 718 and ASC 505-50, “Equity-Based Payments to Non-Employees” (“ASC 505-50”), with respect to options issued to non-employees. ASC 718 requires the use of option valuation models to measure the fair value of the options. The fair value of these options was estimated at the end of each reporting period up until the date of vesting and at the date of vesting, using the Binomial option pricing model with the following assumptions:

	2018	2017

Dividend yield	0%	0%
Expected volatility	77.9-77.9%	78.0-78.6%
Risk-free interest rate	2.7-2.7%	2.3-2.4%
Contractual life (years)	9.7-9.8	9.0-9.9

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

k.	Research and development expenses:

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

l.	Concentrations of credit risks:

Financial instruments that potentially subject the Company and the Subsidiaries to concentrations of credit risk consist principally of cash and cash equivalents. Cash and cash equivalents are invested in major banks and financial institutions in the United States. Such deposits in the United States may be in excess of insured limits and are not insured in other jurisdictions. Management believes that the financial institutions that hold the Company’s investments are institutions with high credit standing and accordingly, minimal credit risk exists with respect to these investments. The Company has no off-balance-sheet concentrations of credit risk such as foreign exchange contracts, option contracts or other foreign hedging arrangements.

m.	Fair value of financial instruments:

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

The Company has financed its operations primarily through issuance of equity and grants from third parties. As of December 31, 2018, the Company had cash and cash equivalents of $12,076 and liabilities of $4,345. The Company has incurred recurring operating losses since inception. For the year ended December 31, 2018, the Company incurred a net loss of $30,775 and as of December 31, 2018 the Company has an accumulated deficit of $245,753. The Company anticipates operating losses to continue for the foreseeable future due to, among other things, costs related to research, development of its product candidates and its preclinical programs, and its administrative organization. The Company will require substantial additional financing to fund its operations and to continue to execute its strategy. These conditions raise substantial doubt about its ability to continue as a going concern within one year after the date that the financial statements are issued.

To alleviate the conditions that raise substantial doubt about the Company’s ability to continue as a going concern, the board of directors has commenced a review to explore and evaluate potential strategic alternatives to enhance stockholder value. These alternatives could include, among others, continuing to execute the Company’s business plan, issuing or transferring shares of its common stock or other equity securities, the license, sale or disposition of certain assets or programs, the formation of a joint venture, a strategic business combination, a transaction that results in private ownership or the sale of the Company, or some combination of these. There can be no assurance that the review of strategic alternatives will result in the identification or consummation of any transaction or that our board of directors will determine that continuing our current business operations is in the best interest of the Company’s stockholders. If the Company raises additional funds through strategic collaborations and alliances or licensing agreements with third parties, which may include existing collaboration partners, the Company may have to relinquish valuable rights to its technologies or product candidates, including AEVI-002, AEVI-005 and other product candidates, or grant licenses on terms that are not favorable to the Company. To the extent that the Company raises additional capital through the sale of equity, the ownership interest of its existing shareholders will be diluted and other preferences may be necessary that adversely affect the rights of existing shareholders. If none of these alternatives is available, or if available, the Company is unable to raise sufficient capital through such transactions, it will not have sufficient cash resources and liquidity to fund its business operations for at least the next year following the date the financial statements are issued. Accordingly, management has concluded that substantial doubt exists with respect to the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued.

In light of our decision to discontinue the AEVI-001 program in ADHD, our board of directors has commenced a review to explore and evaluate potential strategic alternatives to enhance stockholder value. These alternatives could include, among others, continuing to execute the Company’s business plan, issuing or transferring shares of our common stock or other equity securities, the license, sale or disposition of certain assets or programs, the formation of a joint venture, a strategic business combination, a transaction that results in private ownership or the sale of the Company, or some combination of these. There can be no assurance that the review of strategic alternatives will result in the identification or consummation of any transaction or that our board of directors will determine that continuing our current business operations is in the best interests of our stockholders.

NOTE 4:	PROPERTY AND EQUIPMENT, NET

Composition of property and equipment is as follows:

	December 31,
	2018	2017
Cost:
Furniture and office equipment	$-	$-
Computers and peripheral equipment	35	35
Laboratory equipment	-	-
Leasehold improvements	157	157

Total cost	192	192

Total accumulated depreciation	172	107

Depreciated cost	$20	$85

Depreciation expense for the years ended December 31, 2018 and 2017 amounted to $65 and $112, respectively.

During the year ended December 31, 2017, the Company disposed of assets associated with the closure of the Israel site resulting in $152 of proceeds and the write down of assets and associated accumulated depreciation of $1,610 and $1,426, respectively. There were no disposals during the year ended December 31, 2018.

NOTE 5:	OTHER ACCOUNTS PAYABLE AND ACCRUED EXPENSES

	December 31,
	2018	2017

Employees and payroll accruals	$47	$1,297
R&D accruals	2,222	1,539
Accrued expenses, other	494	361

Other accounts payable and accrued expenses	$2,763	$3,197

NOTE 6:	COMMITMENTS AND CONTINGENCIES

a.	The Children’s Hospital of Philadelphia (CHOP) Arrangements

In November 2014, the Company entered into a license agreement, or the License Agreement, and a sponsored research agreement, or the Research Agreement, each with CHOP. Under the terms of the License Agreement, CHOP granted the Company (i) an exclusive, sublicensable license to use certain patent rights covering potential diagnostic and therapeutic targets, (ii) an exclusive, non-sublicensable license to use certain biospecimen and phenotypic data collected from patients with rare and orphan diseases and their family members, or the Biobank. A License Issuance Fee of $500 was paid and expensed in 2014. Beginning in 2016 and continuing through 2020, the Company paid, and is contractually required to pay, to CHOP an annual license maintenance fee of $100. This annual license maintenance fee increases to $200 beginning in 2021. The Company is required to pay to CHOP certain milestone payments, ranging from $250 to $500; low single-digit royalties on net sales of all licensed products and a percentage of amounts received from sublicensing activities.

The License Agreement terminates upon the expiration date of the last-to-expire royalty term under the License Agreement. The Company may terminate the License Agreement at any time with six months’ prior written notice to CHOP, and CHOP may terminate the License Agreement upon (i) an uncured default by the Company of the License Agreement, (ii) the failure by the Company to meet certain development and/or commercialization milestones under the License Agreement, or (iii) the Company entering into liquidation, having a receiver or administrator appointed over any assets related to the License Agreement, makes any voluntary assignment of our assets for the benefit of creditors, ceases to carry on business, files for bankruptcy under Chapter 7 of the US Bankruptcy Code or has an involuntary petition under Chapter 7 of the US Bankruptcy Code filed against us.

In February 2017, the Company amended the License Agreement. The amendment allows the Company to extend the period of its exclusive commercial access to the Biobank for rolling two-year periods. The cost of the first extension was $198 with each subsequent extension costing $125. The Company has exercised such option in each of 2017 and 2018.

In December 2015, the Company entered into an amendment to the Research Agreement, which amendment, amongst other things, granted it the right to extend the term of the Research Agreement until November 12, 2017. In February 2017, the Company entered into a second amendment to the Research Agreement, which extended the term of the Research Agreement through June 30, 2018. This amendment also granted the Company rights to continually extend the term of the Research Agreement by one year by giving CHOP written notice of extension no later than one year prior to the expiration of the then-current term of the Research Agreement. In June 2017, the Company extended the term of the Research Agreement through June 30, 2019, and in June 2018, it extended the term of the Research Agreement through June 30, 2020. $5,937 was due under the Research Agreement in 2018. $4,750 will be due under the Research Agreement in 2019, and in the first half of 2020, $2,375 will be due.

In March 2019, the Company reached agreement with CHOP to further amend the Research Agreement and the License Agreement (“the CHOP Amendments”).  The CHOP Amendments allow the Company to defer the monthly payments due under the Research Agreement for the period from February 1, 2019 through September 30, 2019 in exchange for a non-interest bearing note in the amount of such deferral. Such note matures September 30, 2019 and is secured by all of Aevi’s intellectual property and other assets (“the Note”).   At maturity, and at CHOP’s option, the Note will be payable in cash or a number of shares of the Company’s common stock calculated based on the price of the Company’s common stock at such time; provided, however, if conversion upon such election would cause CHOP and its affiliates including the CHOP Foundation to own, in the aggregate, in excess of 47.5% of the then-outstanding shares of the Company’s common stock (after giving effect to such conversion), then CHOP would only receive the number of shares of the Company common stock such that CHOP and its affiliates including the CHOP Foundation would own, in the aggregate, 47.5% of the then outstanding shares of the Company’s common stock (after giving effect to such conversion), and the balance of the Note would be payable to CHOP in cash.

The CHOP Amendments with respect to the Research Agreement and the License Agreement prohibits the assignment or sublicense of CHOP’s intellectual property without CHOP’s prior written consent, allows CHOP to terminate the Research Agreement and the License Agreement upon a change of control without CHOP’s prior written consent, reduces the period of time during which the Company has to exercise its options to license new intellectual property of CHOP and to negotiate the terms of any such license and requires the Company to meet certain diligence requirements related to acquiring rights to and commencing a clinical trial for a viable molecule that addresses the optioned intellectual property.

Furthermore, the Company has agreed that until and including June 23, 2019 the Company will not undertake any equity financing (including convertible notes) that would have a dilutive effect on the stockholders of Aevi.  Thereafter, and until the later of repayment in full of the Note or June 30, 2020, Aevi has agreed to only undertake an equity financing (including convertible notes) if the net proceeds of such financing provide at least six month of cash to sustain the Company’s operations; provided, that CHOP will have a right of first refusal to purchase any or all equity proposed to be issued in such financing on equivalent terms.

CHOP is the Company’s largest shareholder and also has a seat on the Company’s Board of Directors. Expenses related to CHOP, within the Research Agreement or otherwise, were $7,111 and $7,780 for the years ended December 31, 2018 and December 31, 2017, respectively. As of December 31, 2018, the Company had total payables related to CHOP, inclusive of those related to the Research Agreement, of $1,218, allocated between accrued expenses and trade payables.

b.	License Agreements

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

c.	Office of the Chief Scientist (OCS):

Under agreements with the OCS in Israel regarding research and development projects, the Israeli Subsidiary is committed to pay royalties to the OCS at rates between 3.5% and 5% of the commercial revenues resulting from this research and development, at an amount not to exceed the amount of the grants received by the Israeli Subsidiary as participation in the research and development program, plus interest at LIBOR. The obligation to pay these royalties is contingent on actual income. The proceeds from any potential transactions relating to the Israeli Subsidiary’s research and development program may be subject to the terms and conditions of the OCS agreement. As of December 31, 2018, the principal amount of the aggregate contingent liability was $13,968. The Israeli Subsidiary was not approved a grant from the OCS for 2017 and 2018.

d.	Lease Agreements:

1.          The offices of the Company are rented under an operating lease agreement and committed through April 2019. Future minimum lease commitment under the existing operating lease agreement is $44.

2.          The following table sets forth our lease payment obligations as of December 31, 2018 for the periods indicated below:

	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years and Thereafter
Operating lease obligations	$44	$44	$-	$-	$-

e.           Per the employment agreements of several executives, if terminated without cause, these executives will be entitled to severance pay in the aggregate amount of $2,627.

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

2.          On May 15, 2018, we entered into an Equity Distribution Agreement pursuant to which we may from time-to-time issue and sell shares of our common stock having an aggregate offering price of up to $20,000 in an “at the market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act (the “ATM Facility”). For the year ended December 31, 2018, we sold 5,426,151 shares of common stock at an average purchase price of $0.97 per share of common stock for gross proceeds of $5,285 and net proceeds after deducting estimated offering expenses of approximately $4,962 under the ATM Facility.

c.	Issuance of stock options, warrants and restricted stock to employees and directors:

1.          In 2006, the Company adopted a stock incentive plan (the “stock incentive plan”) according to which options, restricted stock and other awards related to common stock of the Company may be granted to directors, employees and consultants (non-employees) of the Company and the Subsidiaries, as determined by the Company’s Board of Directors from time to time. The options outstanding are exercisable within a designated period from the date of grant and at an exercise price, each as determined by the Company’s Board of Directors. The options outstanding to employees, directors and consultants will vest over a period of up to four years from the date of grant. Any option which is cancelled or forfeited before expiration becomes available for future grants.

2.          In March 2013, the Company’s Board of Directors approved an amendment to the stock incentive plan increasing the number of shares of common stock authorized for issuance thereunder to a total of 4,178,571 shares of common stock. In April 2014, stockholders approved an amendment to the Company’s Stock Incentive Plan, increasing the number of shares authorized to be issued under such plan by 2,000,000 shares. In April 2016, stockholders approved an amendment to the Company’s Stock Incentive Plan, increasing the number of shares authorized to be issued under such plan by 3,000,000 shares. In June 2018, stockholders approved an amendment to the Company’s Stock Incentive Plan, increasing the number of shares authorized to be issued under such plan by 4,000,000 shares. A summary of the Company’s activity for options and warrants granted to employees and directors is as follows:

	Number of options and warrants	Weighted average exercise price	Weighted average remaining contractual terms (years)	Aggregate intrinsic value

Outstanding at December 31, 2017	11,110,362	$4.34	6.43	$1

Granted	2,943,930	$1.54
Exercised	(17,334)	$1.24
Forfeited	(3,728,630)	$3.51

Outstanding at December 31, 2018	10,308,328	$3.84	6.85	$-

Vested and expected to vest, December 31, 2018	10,308,328	$3.84	6.85	$-

Exercisable at December 31, 2018	6,158,796	$4.85	5.50	$-

As of December 31, 2018, there was $2,679 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted to employees and directors. That cost is expected to be recognized over a weighted-average period of 1.41 years.

d.	Issuance of shares, stock options and warrants to consultants:

1.           A summary of the Company’s activity for options granted under the stock incentive plan and warrants to consultants is as follows:

	Number of options and warrants	Weighted average exercise price	Weighted average remaining contractual terms (years)	Aggregate intrinsic value

Outstanding at December 31, 2017	160,000	$3.62	2.45	$-

Granted	40,000	$1.52
Exercised	-	$-
Forfeited	(190,000)	$3.12

Outstanding at December 31, 2018	10,000	$4.82	7.84	$-

Exercisable at December 31, 2018	10,000	$4.82	7.84	$-

As of December 31, 2018, all compensation cost related to share-based compensation arrangements granted to consultants was recognized.

e.	Compensation expense:

Compensation expense related to shares, warrants and options granted to employees, directors and consultants was recorded in the Consolidated Statements of Operations in the following line items:

	Year ended December 31,
	2018	2017

Research and development expenses	$1,260	$1,515
General and administrative expenses	1,830	1,853

	$3,090	$3,368

f.	Summary of shares to be issued upon exercise of options and warrants:

A summary of shares to be issued upon exercise of all the options and warrants, segregated into ranges, as of December 31, 2018 is presented in the following table:

		As of December 31, 2018
Options / Warrants	Exercise Price per Share ($)	Shares to be Issued upon Exercise of Options and Warrants Outstanding	Shares to be Issued upon Exercise of Options and Warrants Exercisable	Weighted Average Remaining Contractual Terms of Options and Warrants Outstanding (in years)
Options:
Granted to Employees and Directors
	1.07-2.66	3,619,280	447,641	9.1
	3.14-4.91	4,403,900	3,564,632	5.9
	5.22-8.80	2,143,938	2,005,313	5.2

		10,167,118	6,017,586

Granted to Consultants	4.82	10,000	10,000	7.8

Total Shares to be Issued upon Exercise of Options		10,177,118	6,027,586

Warrants:

Issued to Employees and Directors	2.84	141,210	141,210	3.8

Issued to Investors	2.84	3,812,694	3,812,694	3.8

Total Shares to be Issued upon Exercise of Warrants		3,953,904	3,953,904

Total Shares to be Issued upon Exercise of Options and Warrants		14,131,022	9,981,490

NOTE 8:	TAXES ON INCOME

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

A reconciliation of income tax benefit computed at the statutory federal income tax rate to income taxes as reflected in the financial statements is as follows:

	December 31,
	2018	2017
Rate reconciliation:
Federal income tax benefit at statutory rate	21.0%	35.0%
State and local tax, net of federal benefit	5.7%	5.3%
Loss in earning of subsidiaries	0.0%	(1.0)%
Permanent differences	(0.9)%	(1.3)%
Tax credits	1.6%	2.1%
Tax attribute revaluations	(7.7)%	0.0%
Impact of tax reform	0.0%	(50.6)%
Change in valuation allowance	(19.7)%	10.5%
Effective Income tax rate	0.0%	0.0%

Deferred taxes are recognized for temporary differences between the basis of assets and liabilities for financial statement and income tax purposes. The significant components of the Company’s deferred tax assets are comprised of the following:

	December 31,
	2018	2017
Deferred tax assets:
Net operating loss and credit carryforwards	$55,184	$45,548
Stock Compensation	4,969	7,065
Accrued Expenses	-	1,497
Other	36	23

Total deferred tax assets before valuation allowance	60,189	54,133

Valuation allowance	(60,189)	(54,133)

Net deferred tax asset	$-	$-

As of December 31, 2018, the Company had U.S. federal net operating loss carryforwards of $145,614, which may be available to offset future income tax liabilities and will expire beginning in 2020. As of December 31, 2018, the Company also had U.S. state net operating loss carryforwards of $138,622 which may be available to offset future income tax liabilities and will expire beginning in 2018.

The Company has recorded a full valuation allowance against its deferred tax assets as of December 31, 2018 and 2017, respectively, because the Company has determined that is it more likely than not that these assets will not be fully realized due to historic net operating losses incurred. The Company experienced a net change in valuation allowance of $6,056 and $17,383 in the years ended December 31, 2018 and 2017, respectively.

As of December 31, 2018, the Company had federal research and development tax credit carryforwards of $2,630 available to reduce future tax liabilities which expire beginning in 2036.

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

The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal, state, and foreign jurisdictions, where applicable. The Company’s tax years are still open under status from 2015 to present. All open years maybe be examined to the extent that tax credit or net operating loss carryforward are used in future periods. The Company will recognize interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2018, the Company had no accrued interest or penalties related to uncertain tax positions and no amounts have been recognized in the Company’s consolidated statements of operations.

NOTE 9:	FINANCIAL INCOME (EXPENSE)

	Year ended December 31,
	2018	2017

Financial expenses:
Bank charges	(1)	$(3)
Foreign currency remeasurement adjustments	-	(4)
Others	-	(34)

	(1)	$(41)

Financial income:
Foreign currency remeasurement adjustments	-	$-
Interest on cash equivalents, short-term bank deposits	207	22
Others	(19)	5

	188	$27

NOTE 10:	LOSS PER SHARE

The Company computes basic net loss per share by dividing net loss by the weighted average number of shares outstanding, which includes stock issued and outstanding. The Company computes diluted net loss per share by dividing net loss by the weighted average number of shares and potential shares from outstanding stock options. Since the Company had a net loss for all periods presented, the effect of all potentially dilutive securities is anti-dilutive. Accordingly, basic and diluted net loss per share is the same for the year ended December, 2018 and 2017.

The following table presents anti-dilutive shares for the year ended December 31, 2018 and 2017:

	Year ended December 31,
	2018	2017
Weighted-average anti-dilutive shares related to:
Outstanding stock options	10,221,139	11,105,065
Outstanding warrants	4,386,288	4,830,901
	14,607,427	15,935,966

NOTE 11:	QUARTERLY FINANCIAL DATA

	Three Months Ended
	(Unaudited)
	March 31	June 30	September 30	December 31
2018:
R&D expenses	$(6,561)	$(5,747)	$(5,125)	$(4,866)
G&A expenses	$(2,174)	$(2,504)	$(2,174)	$(1,811)
Operating loss	$(8,735)	$(8,251)	$(7,299)	$(6,677)
Financial income (expense)	$26	$60	$50	$51
Net loss	$(8,709)	$(8,191)	$(7,249)	$(6,626)
Basic loss per share	$(0.15)	$(0.14)	$(0.12)	$(0.10)
Diluted loss per share	$(0.15)	$(0.14)	$(0.12)	$(0.10)
Weighted average number of shares used in computing basic loss per share	59,334,821	59,338,255	62,019,780	64,766,882
Weighted average number of shares used in computing diluted loss per share	59,334,821	59,338,255	62,019,780	64,766,882
2017:
R&D expenses	$(7,947)	$(5,667)	$(6,299)	$(5,263)
G&A expenses	$(2,988)	$(2,369)	$(2,270)	$(1,897)
Operating loss	$(10,935)	$(8,036)	$(8,569)	$(7,160)
Financial income (expense)	$18	$3	$(36)	$1
Net loss	$(10,917)	$(8,033)	$(8,605)	$(7,159)
Basic loss per share	$(0.29)	$(0.22)	$(0.23)	$(0.13)
Diluted loss per share	$(0.29)	$(0.22)	$(0.23)	$(0.13)
Weighted average number of shares used in computing basic loss per share	37,108,261	37,110,043	37,110,043	55,225,985
Weighted average number of shares used in computing diluted loss per share	37,108,261	37,110,043	37,110,043	55,225,985

* * * * * * * * * * * * * * * * * * *

ITEM 9 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

ITEM 9A - Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Exchange Act Rule 13a-15(b), in connection with the filing of this Annual Report on Form 10-K, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2018, the end of the period covered by this report.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on our evaluation under the framework set forth in Internal Control –Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2018.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the year ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B - Other Information.

Subsequent Events

On March 25, 2019, we and CHOP agreed to, and on March 29, 2019 we and CHOP entered into definitive agreements to, further amend the Research Agreement and the License Agreement. The CHOP Amendments allow the Company to defer the monthly payments due under the Research Agreement for the period from February 1, 2019 through September 30, 2019 in exchange for a non-interest bearing note in the amount of such deferral. Such note matures September 30, 2019 and is secured by all of Aevi’s intellectual property and other assets.   At maturity, and at CHOP’s option, the Note will be payable in cash or a number of shares of the Company’s common stock calculated based on the price of the Company’s common stock at such time; provided, however, if conversion upon such election would cause CHOP and its affiliates including the CHOP Foundation to own, in the aggregate, in excess of 47.5% of the then-outstanding shares of the Company’s common stock (after giving effect to such conversion), then CHOP would only receive the number of shares of the Company common stock such that CHOP and its affiliates including the CHOP Foundation would own, in the aggregate, 47.5% of the then outstanding shares of the Company’s common stock (after giving effect to such conversion), and the balance of the Note would be payable to CHOP in cash.

The CHOP Amendments with respect to the Research Agreement and the License Agreement prohibits the assignment or sublicense of CHOP’s intellectual property without CHOP’s prior written consent, allows CHOP to terminate the Research Agreement and the License Agreement upon a change of control without CHOP’s prior written consent, reduces the period of time during which the Company has to exercise its options to license new intellectual property of CHOP and to negotiate the terms of any such license and requires the Company to meet certain diligence requirements related to acquiring rights to and commencing a clinical trial for a viable molecule that addresses the optioned intellectual property.

Furthermore, the Company has agreed that until and including June 23, 2019 the Company will not undertake any equity financing (including convertible notes) that would have a dilutive effect on the stockholders of Aevi.  Thereafter, and until the later of repayment in full of the Note or June 30, 2020, Aevi has agreed to only undertake an equity financing (including convertible notes) if the net proceeds of such financing provide at least six month of cash to sustain the Company’s operations; provided, that CHOP will have a right of first refusal to purchase any or all equity proposed to be issued in such financing on equivalent terms.

As of March 26, 2019, and without giving effect to any potential conversion of the Note, the CHOP Foundation and certain related parties beneficially owned approximately 31.5% of our outstanding shares of common stock. The Company has other business relationships with CHOP, including the Research Agreement and the License Agreement, as further described in the Company’s public filings with the SEC, including in this Annual Report on Form 10-K.

The sale and issuance of the Note is exempt from the registration requirements of the Securities Act pursuant to the exemption for transactions by an issuer not involving any public offering under Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D of the Securities Act and in reliance on similar exemptions under applicable state laws. CHOP has represented that it is an accredited investor within the meaning of Rule 501(a) of Regulation D, and was acquiring the securities for investment only and not with a view towards, or for resale in connection with, the public sale or distribution thereof. The securities were offered without any general solicitation by the Company or its representatives. The securities sold and issued have not been registered under the Securities Act or any state securities laws and may not be offered or sold in the United States absent registration with the SEC or an applicable exemption from the registration requirements.

On March 26, 2019, the Company entered into a Retention Bonus Agreement with Brian Piper, the Company’s Chief Financial Officer, that provides for a cash bonus to be paid to Mr. Piper in the amount of $82,500 if Mr. Piper remains continuously employed by the Company through April 30, 2019.

PART III

ITEM 10 - Directors, Executive Officers and Corporate Governance.

Information required by Item 10 is incorporated by reference to our definitive proxy statement for our annual stockholders’ meeting presently scheduled to be held in June 2019.

ITEM 11 - Executive Compensation.

Information required by Item 11 is incorporated by reference to our definitive proxy statement for our annual stockholders’ meeting presently scheduled to be held in June 2019.

ITEM 12 - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information required by Item 12 is incorporated by reference to our definitive proxy statement for our annual stockholders’ meeting presently scheduled to be held in June 2019.

ITEM 13 - Certain Relationships and Related Transactions, and Director Independence.

Information required by Item 13 is incorporated by reference to our definitive proxy statement for our annual stockholders’ meeting presently scheduled to be held in June 2019.

ITEM 14 - Principal Accountant Fees and Services.

Information required by Item 14 is incorporated by reference to our definitive proxy statement for our annual stockholders’ meeting presently scheduled to be held in June 2019.

PART IV

ITEM 15 - Exhibits and Financial Statement Schedules.

(a)(1) Financial Statements.

(a)(2) Financial Statement Schedules. No financial statement schedules are provided because the information called for is not required or is shown either in the financial statements or the notes thereto.

(a)(3) Exhibits. The list of exhibits filed with or incorporated by reference in this Annual Report on Form 10-K is set forth below.

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation (previously filed as Exhibit 3.1 to the Company’s Registration Statement on Form S-1 filed November 5, 2010 and incorporated herein by reference).

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation (previously filed as Exhibit 3.2 to the Company’s Registration Statement on Form S-1 filed November 5, 2010 and incorporated herein by reference).

3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation dated as of February 14, 2011 (previously filed as Exhibit 4.3 to the Company’s Post-Effective Amendment No. 1 to Form S-1 on Form S-3 filed July 16, 2012 and incorporated herein by reference).

3.4	Third Amended and Restated By-Laws (previously filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K filed December 15, 2016 and incorporated herein by reference).

3.5	Certificate of Amendment to the Amended and Restated Certificate of Incorporation (previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed October 18, 2017 and incorporated herein by reference).

4.1	Specimen Common Stock Certificate (previously filed as Exhibit 4.1 to the Company’s Amendment No. 4 to Registration Statement on Form S-1 filed February 22, 2011 and incorporated herein by reference).

4.2	Registration Rights Agreement, dated as of May 25, 2009, between the Company and the person named therein (previously filed as Exhibit 4.2 to the Company’s Registration Statement on Form S-1 filed November 5, 2010 and incorporated herein by reference).

4.3	Registration Rights Agreement, dated as of September 15, 2010, between the Company and the persons named therein (previously filed as Exhibit 4.3 to the Company’s Registration Statement on Form S-1 filed November 5, 2010 and incorporated herein by reference).

4.4	Form of Warrant Certificate, dated as of June 18, 2012 (previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed June 19, 2012 and incorporated herein by reference).

Exhibit No.	Description

4.5	Warrant Agreement, dated as of June 18, 2012, between Medgenics, Inc. and Corporate Stock Transfer, Inc., as warrant agent (previously filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed June 19, 2012 and incorporated herein by reference).

4.6	Common Stock Purchase Warrant, dated as of June 18, 2012, issued to Maxim Partners LLC (previously filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed June 19, 2012 and incorporated herein by reference).

4.7	Registration Rights Agreement, dated as of June 18, 2012, by and among Medgenics, Inc. and the investors party thereto (previously filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K filed June 19, 2012 and incorporated herein by reference).

4.8	Warrant Agreement, dated as of February 8, 2013, between Medgenics, Inc. and Corporate Stock Transfer, Inc. (previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed February 8, 2013 and incorporated herein by reference).

4.9	Form of Series 2013-A Warrant Certificate (previously filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed February 8, 2013 and incorporated herein by reference).

4.10	Form of Warrant (previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed August 11, 2017 and incorporated herein by reference).

10.1†	Medgenics, Inc. Stock Incentive Plan, as amended and restated effective March 5, 2012 (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 5, 2012 and incorporated herein by reference).

10.2†	First Amendment of the Medgenics, Inc. Stock Incentive Plan (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 1, 2013 and incorporated herein by reference).

10.3†	Second Amendment of the Medgenics, Inc. Stock Incentive Plan (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 9, 2014 and incorporated herein by reference).

10.4†	Third Amendment to Medgenics, Inc. Stock Incentive Plan (as amended and restated March 5, 2012), dated April 12, 2016 (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 13, 2016 and incorporated herein by reference).

10.5†	Form of Non-Qualified Stock Option Award Agreement under the Medgenics, Inc. Stock Incentive Plan (previously filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 and incorporated herein by reference).

10.6†	Form of Restricted Stock Award Agreement under the Medgenics, Inc. Stock Incentive Plan (previously filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 and incorporated herein by reference).

10.7†	Form of Non-Qualified Stock Option Award Terms (Outside of Plan) (previously filed as Exhibit 4.7 to the Company’s Registration Statement on Form S-8 filed October 15, 2013 and incorporated herein by reference).

10.8†	Employment Agreement, dated as of September 13, 2013, between Medgenics, Inc. and Michael Cola (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 16, 2013 and incorporated herein by reference).

Exhibit No.	Description

10.9†	Executive Director Appointment Letter, dated as of September 13, 2013, between Medgenics, Inc. and Michael Cola (previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed September 16, 2013 and incorporated herein by reference).

10.10†	Employment Agreement, dated as of September 13, 2013, between Medgenics, Inc. and Garry Neil (previously filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed September 16, 2013 and incorporated herein by reference).

10.11†	Non-Executive Director Appointment Letter, dated as of November 14, 2007, for Eugene Andrew Bauer (previously filed as Exhibit 10.12 to the Company’s Registration Statement on Form S-1 filed November 5, 2010 and incorporated herein by reference).

10.12†	Medgenics, Inc. Non-Qualified Stock Option Award Terms between Medgenics, Inc. and Sol J. Barer (previously filed as Exhibit 4.7 to the Company’s Registration Statement on Form S-8 filed August 1, 2012 and incorporated herein by reference).

10.13†	Director Appointment Letter, dated as of August 6, 2012, between Medgenics, Inc. and Sol J. Barer (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K/A filed August 8, 2012 and incorporated herein by reference).

10.14†	Non-Executive Director Appointment Letter, dated as of March 8, 2013, between Medgenics, Inc. and Joseph J. Grano, Jr. (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 14, 2013 and incorporated herein by reference).

10.15†	Non-Executive Director Appointment Letter, dated as of May 21, 2015, between Medgenics, Inc. and Barbara G. Duncan (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 10, 2015 and incorporated herein by reference).

10.16*	Sponsored Research Agreement, dated as of November 12, 2014, between Medgenics Medical Israel Ltd. and The Children’s Hospital of Philadelphia (previously filed as Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 and incorporated herein by reference).

10.17	Amendment #1 to Sponsored Research Agreement, dated December 18, 2015, by and between Medgenics Medical Israel Ltd. and the Children’s Hospital of Philadelphia (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 22, 2015 and incorporated herein by reference).

10.18*	License Agreement, dated as of November 12, 2014, between Medgenics Medical Israel Ltd. and The Children’s Hospital of Philadelphia (previously filed as Exhibit 10.29 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 and incorporated herein by reference).

10.19*	Equity Interest Purchase Agreement, dated as of September 9, 2015, among Medgenics, Inc., neuroFix therapeutics, inc., neuroFix, LLC, The Children’s Hospital Of Philadelphia, Philip Harper and Hakon Hakonarson (previously filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 and incorporated herein by reference).

10.20*	License Agreement, dated as of September 9, 2015, between neuroFix, LLC and The Children’s Hospital Of Philadelphia (previously filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 and incorporated herein by reference).

10.21	Purchase Agreement dated October 1, 2015 by and among Medgenics, Inc. and Piper Jaffray & Co., as representative of the several underwriters set forth on Schedule I thereto (previously filed as Exhibit 1.1 to the Company’s Current Report on Form 8-K filed October 7, 2015 and incorporated herein by reference).

10.22†	Letter Agreement, by and between Medgenics, Inc. and Brian Piper, dated February 1, 2016 (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 3, 2016 and incorporated herein by reference).

Exhibit No.	Description

10.23*	Clinical Development and Option Agreement, by and between Medgenics, Inc. and Kyowa Hakko Kirin Co., Ltd., dated June 6, 2016 (previously filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 and incorporated herein by reference).

10.24*	Amendment No. 1 to License Agreement, dated as of February 14, 2017, by and between The Children’s Hospital of Philadelphia and Medgenics Medical Israel Ltd (previously filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 and incorporated herein by reference).

10.25	Amendment No. 2 to Sponsored Research Agreement, dated as of February 16, 2017, by and between The Children’s Hospital of Philadelphia and Medgenics Medical Israel, Ltd (previously filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 and incorporated herein by reference).

10.26	Securities Purchase Agreement (previously filed as Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A filed on September 8, 2017 and incorporated herein by reference).

10.27	Registration Rights Agreement (previously filed as Appendix B to the Company’s Definitive Proxy Statement on Schedule 14A filed on September 8, 2017 and incorporated herein by reference).

10.28	Form of Indemnification Agreement (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 4, 2017 and incorporated herein by reference).

10.29	Equity Distribution Agreement, dated May 15, 2018, by and between Aevi Genomic Medicine, Inc. and JMP Securities LLC (previously filed as Exhibit 1.1 to the Company’s Current Report on Form 8-K filed on May 15, 2018 and incorporated herein by reference).

16.1	Letter from Kost Forer Gabbay & Kasierer to the U.S. Securities and Exchange Commission, regarding change in certifying accountant of the Company, dated August 4, 2016 (previously filed as Exhibit 16.1 to the Company’s Current Report on Form 8-K filed August 4, 2016 and incorporated herein by reference).

21.1	Subsidiaries of the Company (filed herewith).

23.1	Consent of Ernst & Young LLP US (filed herewith).

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101	Interactive Data File (filed herewith).

Exhibit No.	Description

†	Indicates a management contract or compensatory plan or arrangement contemplated by Item 15(a)(3) of Form 10-K.

*	Portions of this exhibit have been omitted pursuant to a request for confidential treatment on file with the Securities and Exchange Commission.

ITEM 16 – Form 10-K Summary.

We have opted to not provide a summary.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AEVI GENOMIC MEDICINE, INC.

Date: March 29, 2019	By:	/s/ Michael F. Cola
Michael F. Cola
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Michael F. Cola	President, Chief Executive Officer and Director	March 29, 2019
Michael F. Cola	(Principal Executive Officer)

/s/ Brian D. Piper	Chief Financial Officer	March 29, 2019
Brian D. Piper	(Principal Financial Officer & Principal Accounting Officer)

/s/ Sol J. Barer	Chairman of the Board of Directors	March 29, 2019
Sol J. Barer

/s/ Eugene A. Bauer	Director	March 29, 2019
Eugene A. Bauer

/s/ Alastair Clemow	Director	March 29, 2019
Alastair Clemow

/s/ Barbara Duncan	Director	March 29, 2019
Barbara Duncan

/s/ Joseph J. Grano, Jr.	Director	March 29, 2019
Joseph J. Grano, Jr.

/s/ Matthew D. Bayley	Director	March 29, 2019
Matthew D. Bayley

-71-