Form 10-Q
period 2019-03-31
Aevi Genomic Medicine, Inc.
filed 2019-05-14
CIK 1138776

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 001-35112

Aevi Genomic Medicine, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	98-0217544 (I.R.S. Employer Identification No.)

435 Devon Park Drive, Suite 715 Wayne, Pennsylvania (Address of Principal Executive Offices)	19087 (Zip Code)

(610) 254-4201 (Registrant’s telephone number, including area code)

Not Applicable (Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of exchange on which registered
Common stock, par value $0.0001 per share	GNMX	Nasdaq Global Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of May 9, 2019, the registrant had 64,766,882 shares of common stock, $0.0001 par value, outstanding.

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

-i-

AEVI GENOMIC MEDICINE, INC. AND ITS SUBSIDIARIES

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	March 31, 2019	December 31, 2018
	Unaudited	Audited
ASSETS

CURRENT ASSETS:

Cash and cash equivalents	$6,948	$12,076
Prepaid expenses and other current assets	650	170

Total current assets	7,598	12,246

LONG-TERM ASSETS:

Lease deposits	11	11
Property and equipment, net	4	20
Operating lease right of use assets	11	-

Total long-term assets	26	31

Total assets	$7,624	$12,277

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:

Trade payables	$736	$1,582
Other accounts payable and accrued expenses	3,156	2,763
Operating lease liability, current	11	-

Total current liabilities	3,903	4,345

Total liabilities	3,903	4,345

STOCKHOLDERS’ EQUITY:

Common stock - $0.0001 par value; 200,000,000 shares authorized; 64,766,882 shares issued and outstanding at March 31, 2019 and December 31, 2018	$7	$7
Additional paid-in capital	254,306	253,678
Accumulated deficit	(250,592)	(245,753)

Total stockholders’ equity	3,721	7,932

Total liabilities and stockholders’ equity	$7,624	$12,277

The accompanying notes are an integral part of the condensed consolidated financial statements.

AEVI GENOMIC MEDICINE, INC. AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)

	Three months ended March 31,
	2019	2018
	Unaudited
Research and development expenses	$3,169	$6,561

General and administrative expenses	1,685	2,174

Operating loss	(4,854)	(8,735)
Financial income, net	15	26

Net loss	$(4,839)	$(8,709)

Basic and diluted loss per share	$(0.07)	$(0.15)
Weighted average number of common stock used in computing basic and diluted loss per share	64,766,882	59,334,821

The accompanying notes are an integral part of the condensed consolidated financial statements.

AEVI GENOMIC MEDICINE, INC. AND ITS SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
U.S. dollars in thousands (except share and per share data)

	Three months ended March 31, 2018
	Common stock			Additional paid-in capital	Accumulated deficit	Total stockholders’ equity
	Shares	Amount
Balance as of December 31, 2017	59,332,265	$6		$245,593	$(214,978)	30,621

Issuance of common stock	-	-		-	-	-
Stock-based compensation related to options and warrants granted to consultants, directors and employees	-	-		749	-	749
Exercise of warrants and options	5,000	(*	)	34	-	34
Net loss	-	-		-	(8,709)	(8,709)

Balance as of March 31, 2018	59,337,265	$6		246,376	(223,687)	22,695

	Three months ended March 31, 2019
	Common stock		Additional paid-in capital	Accumulated deficit	Total stockholders’ equity
	Shares	Amount
Balance as of December 31, 2018	64,766,882	$7	$253,678	$(245,753)	7,932
Issuance of common stock	-	-	-	-	-
Stock-based compensation related to options and warrants granted to consultants, directors and employees	-	-	628	-	628
Exercise of warrants and options	-	-	-	-	-
Net loss	-	-	-	(4,839)	(4,839)

Balance as of March 31, 2019	64,766,882	$7	$254,306	$(250,592)	3,721

(*) Represents an amount lower than $1.

AEVI GENOMIC MEDICINE, INC. AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three months ended March 31,
	2019	2018
	Unaudited

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,839)	$(8,709)
Adjustments to reconcile loss to net cash used in operating activities:
Depreciation	16	16
Stock-based compensation	628	749
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(480)	92
Trade payables	(846)	742
Other accounts payable and accrued expenses	393	(143)
Other long term assets	-	10
Net cash used in operating activities	$(5,128)	$(7,243)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	-	-
Net cash provided by (used in) investing activities	$-	$-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of options and warrants	-	34
Net cash provided by financing activities	$-	$34

Decrease in cash and cash equivalents	(5,128)	(7,209)

Balance of cash and cash equivalents at the beginning of the period	12,076	33,729

Balance of cash and cash equivalents at the end of the period	$6,948	$26,520

The accompanying notes are an integral part of the condensed consolidated financial statements.

AEVI GENOMIC MEDICINE, INC. AND ITS SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS
(In thousands, except share and per share data)

NOTE 1: GENERAL

a.	Aevi Genomic Medicine Inc. (the “Company”) was incorporated in January 2000 in Delaware as Medgenics, Inc. The Company has two wholly-owned subsidiaries (the “Subsidiaries”): Medgenics Medical Israel Ltd. (the “Israeli Subsidiary”), which was incorporated in Israel in March 2000 and Aevi Genomics Medicine Europe BVBA/SPRL, which was incorporated in Belgium in December 2018. The Company is a clinical stage biopharmaceutical company with an emphasis on genomic medicine.

Since October 21, 2016 the Company’s common stock (the “Common Stock”) has been traded on the NASDAQ Global Market.

b.	As reflected in the accompanying financial statements, the Company incurred a net loss and negative cash flow from operating activities for the three-month period ended March 31, 2019 of $4,839 and $5,128, respectively. The accumulated deficit as of March 31, 2019 was $250,592. As of March 31, 2019, the Company had cash and cash equivalents of $6,948, which it believes will provide funding for its operations into early in the third quarter of 2019. The Company and the Subsidiaries have not yet generated revenues from product sales. See Note 3 below, for additional information regarding liquidity risks and management’s plans.

c.	The Children’s Hospital of Philadelphia Foundation (the “CHOP Foundation”) is our largest stockholder. As of March 31, 2019, the CHOP Foundation and certain related parties beneficially owned 21,311,586 shares of our common stock. The shares of common stock beneficially owned by the CHOP Foundation and certain related parties represent approximately 31.5% of our outstanding shares of common stock.

NOTE 2: SIGNIFICANT ACCOUNTING POLICIES

a.	The accompanying unaudited condensed financial statements of the Company, have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and the rules of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the audited financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2018 (“2018 Form 10-K”) as filed with the SEC. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements that would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year as reported in the 2018 Form 10-K have been omitted.

b.	Recently issued accounting pronouncements:

In 2016, the FASB issued ASU 2016-02, Leases, which replaced existing leasing guidance. ASU 2016-02 requires lessees to recognize operating and financing lease liabilities and related right-of-use assets, in addition to increased disclosures as to the nature of cash flows arising from a lease. We have adopted the new standard effective January 1, 2019, electing not to restate comparative periods. Adoption has not changed the classification of any of our leases. As a result of adopting ASU 2016-02, the primary impact on the Company’s financial statements was the recognition of a right-of-use asset and a corresponding current lease liability of approximately $42 on the balance sheet, as of January 1, 2019.

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

AEVI GENOMIC MEDICINE, INC. AND ITS SUBSIDIARIES

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

The Company has financed its operations primarily through issuance of equity and grants from third parties. As of March 31, 2019, the Company had cash and cash equivalents of $6,948 and liabilities of $3,903. The Company has incurred recurring operating losses since inception. For the quarter ended March 31, 2019, the Company incurred a net loss of $4,839 and as of March 31, 2019 the Company has an accumulated deficit of $250,592. The Company anticipates operating losses to continue for the foreseeable future due to, among other things, costs related to research, development of its product candidates and its preclinical programs, and its administrative organization. The Company will require substantial additional financing to fund its operations and to continue to execute its strategy. These conditions raise substantial doubt about its ability to continue as a going concern within one year after the date that the financial statements are issued.

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

NOTE 4: COMMITMENTS AND CONTINGENCIES

The offices of the Company were rented under an operating lease agreement and committed through April 2019. In March the company agreed to extend the operating lease through April 2020. Both the Company and the landlord have the right to terminate the lease 60 days after written notice is provided.

AEVI GENOMIC MEDICINE, INC. AND ITS SUBSIDIARIES

In November 2014, the Company entered into a license agreement (the “License Agreement”), and a sponsored research agreement (the “Research Agreement”), each with the Children’s Hospital of Philadelphia (“CHOP”). Under the terms of the License Agreement, CHOP granted the Company (i) an exclusive, sublicensable license to use certain patent rights covering potential diagnostic and therapeutic targets, (ii) an exclusive, non-sublicensable license to use certain biospecimen and phenotypic data collected from patients with rare and orphan diseases and their family members, or the Biobank. A License Issuance Fee of $500 was paid and expensed in 2014. Beginning in 2016 and continuing through 2020, the Company paid, and is contractually required to pay, to CHOP an annual license maintenance fee of $100. This annual license maintenance fee increases to $200 beginning in 2021. The Company is required to pay to CHOP certain milestone payments, ranging from $250 to $500; low single-digit royalties on net sales of all licensed products and a percentage of amounts received from sublicensing activities.

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

In March 2019, the Company reached agreement with CHOP to further amend the Research Agreement and the License Agreement (“the CHOP Amendments”). The CHOP Amendments allow the Company to defer the monthly payments due under the Research Agreement for the period from February 1, 2019 through September 30, 2019 in exchange for a non-interest bearing note in the amount of such deferral. Such note matures September 30, 2019 and is secured by all of the Company’s intellectual property and other assets (“the Note”). At maturity, and at CHOP’s option, the Note will be payable in cash or a number of shares of the Company’s common stock calculated based on the price of the Company’s common stock at such time; provided, however, if conversion upon such election would cause CHOP and its affiliates including the CHOP Foundation to own, in the aggregate, in excess of 47.5% of the then-outstanding shares of the Company’s common stock (after giving effect to such conversion), then CHOP would only receive the number of shares of the Company common stock such that CHOP and its affiliates including the CHOP Foundation would own, in the aggregate, 47.5% of the then outstanding shares of the Company’s common stock (after giving effect to such conversion), and the balance of the Note would be payable to CHOP in cash.

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

Furthermore, the Company has agreed that until and including June 23, 2019 the Company will not undertake any equity financing (including convertible notes) that would have a dilutive effect on the stockholders of Aevi. Thereafter, and until the later of repayment in full of the Note or June 30, 2020, the Company has agreed to only undertake an equity financing (including convertible notes) if the net proceeds of such financing provide at least six month of cash to sustain the Company’s operations; provided, that CHOP will have a right of first refusal to purchase any or all equity proposed to be issued in such financing on equivalent terms.

CHOP is the Company’s largest shareholder, and the CHOP Foundation has the right to nominate one of the Company’s Board of Directors. Expenses related to CHOP, within the Research Agreement or otherwise, were $1,331 and $2,588 for the quarters ended March 31, 2019 and 2018, respectively. As of March 31, 2019, the Company had total payables related to CHOP, inclusive of those related to the Research Agreement, of $961, allocated between accrued expenses and trade payables.

AEVI GENOMIC MEDICINE, INC. AND ITS SUBSIDIARIES

NOTE 5:- STOCKHOLDERS’ EQUITY

a.	Issuance of stock options and warrants to employees and directors:

A summary of the Company’s activity for options and warrants granted to employees and directors is as follows:

	Three months ended March 31, 2019
	Number of options and warrants	Weighted average exercise price	Weighted average remaining contractual terms (years)	Aggregate intrinsic value
Outstanding at December 31, 2018	10,308,328	$3.84	6.85	$-

Granted	-	$-

Exercised	-	$-

Forfeited	(31,503)	$4.09

Outstanding at March 31, 2019	10,276,825	$3.84	6.60	$-

Vested and expected to vest at March 31, 2019	10,276,825	$3.84	6.60	$-

Exercisable at March 31, 2019	6,671,048	$4.87	5.40	$-

As of March 31, 2019, there was $1,986 of total unrecognized compensation cost related to non-vested stock-based compensation arrangements granted to employees and directors. That cost is expected to be recognized over a weighted-average period of 1.38 years.

b.	Issuance of options and warrants to consultants:

A summary of the Company’s activity for warrants and options granted to consultants is as follows:

	Three months ended March 31, 2019
	Number of options and warrants	Weighted average exercise price	Weighted average remaining contractual terms (years)	Aggregate intrinsic value
Outstanding at December 31, 2018	10,000	$4.82	7.84	$-

Granted	-	$-

Exercised	-	$-

Forfeited	-	$-

Outstanding at March 31, 2019	10,000	$4.82	7.59	$-

Exercisable at March 31, 2019	10,000	$4.82	7.59	$-

AEVI GENOMIC MEDICINE, INC. AND ITS SUBSIDIARIES

As of March 31, 2019, there was no unrecognized compensation cost related to non-vested stock-based compensation arrangements granted to consultants.

c.	Stock-based compensation expense:

Compensation expense related to warrants and options granted to employees, directors and consultants was recorded in the Consolidated Statement of Operations in the following line items:

	Three months ended March 31,
	2019	2018
Research and development expenses	$226	$332
General and administrative expenses	402	417
Total stock-based compensation expense	$628	$749

d.	Summary of shares to be issued upon exercise of options and warrants:

A summary of shares to be issued upon exercise of all the options and warrants, segregated into ranges, as of March 31, 2019 is presented in the following table:

		As of March 31, 2019
Options / Warrants	Exercise price per share ($)	Shares to be issued upon exercise of options and warrants outstanding	Shares to be issued upon exercise of options and warrants exercisable	Weighted average remaining contractual terms of options and warrants (in years)
Options:
Granted to employees and directors
	1.07-2.66	3,610,251	469,309	8.8
	3.14-4.91	4,386,634	3,928,966	5.7
	5.22-8.80	2,138,730	2,131,563	4.9
		10,135,615	6,529,838

Granted to consultants	4.82	10,000	10,000	7.6

Total shares to be issued upon exercise of options		10,145,615	6,539,838

Warrants:

Issued to employees and directors	2.84	141,210	141,210	3.6

Issued to investors	2.84	3,812,694	3,812,694	3.6

Total shares to be issued upon exercise of warrants		3,953,904	3,953,904

Total shares to be issued upon exercise of options and warrants		14,099,519	10,493,742

AEVI GENOMIC MEDICINE, INC. AND ITS SUBSIDIARIES

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

The following table presents anti-dilutive shares for the three months ended March 31, 2019 and 2018:

	Three months ended March 31,
	2019	2018
Weighted-average anti-dilutive shares related to:
Outstanding stock options	10,159,885	10,278,652
Outstanding warrants	3,953,904	5,606,349
Total weighted-average anti-dilutive shares	14,113,789	15,885,001

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read together with our financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Forward-looking statements are often identified by the use of words such as, but not limited to, “can,” “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “continues,” “anticipates,” “intends,” “seeks,” “targets,” “believes,” “estimates,” “projects,” “predicts,” “potential” and similar expressions or variations intended to identify forward-looking statements. These statements are based on the beliefs and assumptions of our management based on information currently available to them. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section titled “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2018, and any updates to those risk factors included in Part II, Item 1A of this Quarterly Report on Form 10-Q. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

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

We have generated significant losses to date, and we expect to continue to generate losses as we progress towards the commercialization of our product candidates. We have incurred net losses of approximately $4.84 million for the three-month period ended March 31, 2019. As of March 31, 2019, we had cash and cash equivalents of $6.95 million, which we believe will provide funding for us into early in the third quarter of 2019. We are unable to predict the extent of any future losses or when we will become profitable, if at all.

The Children’s Hospital of Philadelphia Foundation (the “CHOP Foundation”) is our largest stockholder. As of March 31, 2019, the CHOP Foundation and certain related parties beneficially owned 21,311,586 shares of our common stock. The shares of common stock beneficially owned by the CHOP Foundation and certain related parties represent approximately 31.5% of our outstanding shares of common stock. In March 2019, we amended our Research Agreement and License Agreement with CHOP to allow us to defer the monthly payments due under the Research Agreement for the period from February 1, 2019 through September 30, 2019 in exchange for a non-interest bearing convertible note in the amount of such deferral. Such note matures September 30, 2019 and is secured by all of our intellectual property and other assets. See Note 4 to our March 2019 Financial Statements for more information.

AEVI-001 (mGluR+ Genetic Subset ADHD)

The initial program from our genomic research collaboration with CHOP was the development candidate AEVI-001, an oral, non-stimulant glutamatergic neuromodulator. Given the negative outcomes of the ASCEND trial in ADHD, we have terminated the AEVI-001 program.

AEVI-004 (novel co-crystal version of AEVI-001)

AEVI-004 is a co-crystal of AEVI-001, with enhanced physical and chemical properties. The new molecule has comparatively greater stability and a higher melting point than AEVI-001. The molecule was engineered to maintain solubility, dissolution and pharmacokinetics substantially similar to AEVI- 001.

Given the negative outcomes of the ASCEND trial, there are no current clinical development plans for AEVI-004 in ADHD. However, the company is currently working with the National Institutes of Health (NIH) to evaluate the potential anti-seizure activity of AEVI-004 in a preclinical model as part of the NIH Epilepsy Treatment Screening Program.

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

An 8-week Phase Ib proof-of-concept study has been initiated, with the goal of enrolling up to 12 patients with a Pediatric Onset Crohn’s disease diagnosis with most patients being refractory to treatment with TNF-α inhibitors, with or without a DcR3 mutation. The endpoints of the trial include endoscopic evaluation, Crohn’s Disease Activity Index ratings and safety. Active recruitment for the trial has been underway for nearly two years, and thus far we have been unable to enroll any patients into the trial. The ability to produce initial data from the trial is directly dependent on successful patient recruitment; thus, continued difficulties in recruitment could cause an extensive delay or an inability to deliver any initial data for the program.

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

Furthermore, we continue to pursue discussions related to potentially expanding the Company’s pipeline of development programs through the in- license or acquisition of future product development candidates. There can be no assurance that these discussions will be successful.

Financial Operations Overview

We have generated significant losses to date, and we expect to continue to generate losses as we progress towards the commercialization of our product candidates. We incurred net losses of approximately $4.84 million for the three-month period ended March 31, 2019. As of March 31, 2019, we had stockholders’ equity of approximately $3.72 million. As of March 31, 2019, we had cash and cash equivalents of $6.95 million. We believe that cash on hand will be sufficient to enable us to fund our operating expenses and capital expenditure requirements into early in the third quarter of 2019. These conditions raise substantial doubt about our ability to continue as a going concern within one year after the date of the filing of this Quarterly Report on Form 10-Q. We are unable to predict the extent of any future losses or when we will become profitable, if at all.

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

Results of Operations for the Three Months Ended March 31, 2019 and 2018

Research and Development Expenses

Research and development expenses for the three months ended March 31, 2019 were $3.17 million, decreasing from $6.56 million for the same period in 2018 primarily driven by a reduction of expenses relating to development of AEVI-001 in ADHD.

General and Administrative Expenses

General and administrative expenses for the three months ended March 31, 2019 were $1.69 million, decreasing from $2.17 million for the same period in 2018, due in part to a reduction in the scale of the Company’s operations.

Financial Income and Expenses

Financial income and expense for the three months ended March 31, 2019 and 2018 were de minimis.

Liquidity and Capital Resources

Sources of Liquidity

We have financed our operations primarily through issuance of equity and grants from other third parties.

Cash Flows

We had cash and cash equivalents of $6.95 million at March 31, 2019, compared to $12.08 million as of December 31, 2018. The decrease in cash during the three months ended March 31, 2019 primarily reflected our cash expenses for operations.

Net cash used in operating activities of $5.13 million for the three months ended March 31, 2019 and $7.24 million for the three months ended March 31, 2018 primarily reflected our cash expenses for operations.

Net cash provided by and used in investing activities for the three months ended March 31, 2019 and 2018 were de minimis.

Net cash provided by financing activities for the three months ended March 31, 2019 and 2018 were de minimis.

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

We do not anticipate that we will generate revenue from the sale of products for several years, if at all, or more given the uncertainty of drug development. Absent significant corporate collaboration and licensing arrangements, we will need to finance our future cash needs through additional public or private equity offerings or debt financings in 2019. We do not currently have any commitments for future external funding. We may need to raise additional funds more quickly if one or more of our assumptions prove to be incorrect or if we choose to expand our product development efforts more rapidly than we presently anticipate. We may seek to sell additional equity or debt securities or obtain a bank credit facility. The sale of additional equity or debt securities, if convertible, could result in dilution to our stockholders. The incurrence of indebtedness would result in increased fixed obligations and could also result in covenants that would restrict our operations.

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

On April 2, 2019, the Company received a notification from the NASDAQ Stock Market (“NASDAQ”) stating that the Company no longer complies with the minimum stockholders’ equity requirement under NASDAQ Listing Rule 5450(b)(1)(A) for continued listing on The NASDAQ Global Market because the Company’s stockholder’s equity, as reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, had fallen below $10 million. The notification also indicated that the Company did not meet the alternative compliance standards set forth in NASDAQ Listing Rule 5450(b).

Under applicable NASDAQ rules, the Company has 45 calendar days from the date of the notification letter, or until May 17, 2019, to submit a plan to regain compliance. If the Company’s plan is accepted, NASDAQ may grant the Company an extension of up to 180 calendar days from the date of the notification to provide evidence of compliance.

The Company will consider all available options to regain compliance with the continued listing standards of NASDAQ.

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

For the purpose of valuing options granted to our employees and directors during the three months ended March 31, 2019 and 2018, we used the Binomial options pricing model. To determine the risk-free interest rate, we utilized the U.S. Treasury yield curve in effect at the time of grant with a term consistent with the contractual life of our awards. We estimated the expected life of the options granted based on anticipated exercises in the future periods assuming the success of our business model as currently forecast. The expected dividend yield reflects our current and expected future policy for dividends on our common stock. The expected stock price volatility for our stock options was calculated by examining historical volatilities for publicly traded industry peers and blending in our historical volatility. We will continue to analyze the expected stock price volatility as more historical data for our common stock becomes available. After adoption of ASU 2016-09 in the first quarter of 2017, we recognize forfeitures as they occur.

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

In March 2019, we reached agreement with CHOP to further amend the Research Agreement and the License Agreement (“the CHOP Amendments”). The CHOP Amendments allow us to defer the monthly payments due under the Research Agreement for the period from February 1, 2019 through September 30, 2019 in exchange for a non-interest bearing note in the amount of such deferral. Such note matures September 30, 2019 and is secured by all of the Company’s intellectual property and other assets (“the Note”). At maturity, and at CHOP’s option, the Note will be payable in cash or a number of shares of our common stock calculated based on the price of our common stock at such time; provided, however, if conversion upon such election would cause CHOP and its affiliates including the CHOP Foundation to own, in the aggregate, in excess of 47.5% of the then-outstanding shares of our common stock (after giving effect to such conversion), then CHOP would only receive the number of shares of our common stock such that CHOP and its affiliates including the CHOP Foundation would own, in the aggregate, 47.5% of the then outstanding shares of our common stock (after giving effect to such conversion), and the balance of the Note would be payable to CHOP in cash.

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

Furthermore, we have agreed that until and including June 23, 2019 the Company will not undertake any equity financing (including convertible notes) that would have a dilutive effect on the stockholders of Aevi. Thereafter, and until the later of repayment in full of the Note or June 30, 2020, we have agreed to only undertake an equity financing (including convertible notes) if the net proceeds of such financing provide at least six month of cash to sustain our operations; provided, that CHOP will have a right of first refusal to purchase any or all equity proposed to be issued in such financing on equivalent terms.

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

Research Collaboration and Option Agreement with Kyowa Hakko Kirin Co., Ltd. (KHK) related to AEVI-005

During 2018, we expanded our collaboration with KHK by entering a Research Collaboration and Option Agreement related to AEVI-005. AEVI- 005 is the second monoclonal antibody we are developing as part of our ongoing collaboration with KHK. We are studying AEVI-005 in an undisclosed ultra- orphan auto-immune pediatric disease. We initiated a preclinical research program with AEVI-005 in the second quarter of 2018.

OCS Agreements

Under agreements with the OCS in Israel regarding research and development projects, the Israeli Subsidiary committed to pay royalties to the OCS at rates between 3.5% and 5% of the income resulting from this research and development, at an amount not to exceed the amount of the grants received by the Israeli Subsidiary as participation in the research and development program, plus interest at LIBOR. The obligation to pay these royalties is contingent on actual income. Proceeds from any potential transactions relating to the Israeli Subsidiary’s research and development program may be subject to the terms and conditions of the OCS agreement. As of December 31, 2018, the principal amount of the aggregate contingent liability amounted to approximately $13.97 million.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

There has been no significant change in our exposure to market risk during the three months ended March 31, 2019. For a discussion of our exposure to market risk, refer to Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” contained in our Annual Report on Form 10-K for the year ended December 31, 2018.

ITEM 4. Controls and Procedures

Evaluation of disclosure controls and procedures

As required by Rule 13a-15(b) of the Exchange Act, in connection with the filing of this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2019, the end of the period covered by this report.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the first quarter of 2019, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings

We are not currently a party, as plaintiff or defendant, to any legal proceedings which, individually or in the aggregate, are expected by us to have a material effect on our business, financial condition or results of operation if determined adversely to us.

ITEM 1A. Risk Factors

The discussion of our business and operations should be read together with the risk factors contained in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 which describe various risks and uncertainties to which we are or may become subject. These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner. There are no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018.

Business-Related Risks

If we fail to comply with the continued listing requirements of the Nasdaq Global Market, our common stock may be delisted and the price of our common stock and our ability to access the capital markets could be negatively impacted.

Our common stock is listed for trading on the Nasdaq Global Market. We must satisfy Nasdaq’s continued listing requirements, including, among other things, a minimum closing bid price requirement of $1.00 per share for our common stock and a minimum stockholders’ equity of $10 million. On February 6, 2019, we received a notification from Nasdaq that the closing bid price for our common stock had been below $1.00 for 30 consecutive business days and, on April 2, 2019, we received notification from Nasdaq that our stockholder’s equity, as reported in our Annual Report on Form 10-K for the year ended December 31, 2018, had fallen below $10 million.

If a company trades for 30 consecutive business days below the $1.00 minimum closing bid price requirement, Nasdaq will send a deficiency notice to the company, advising that it has been afforded a “compliance period” of 180 calendar days to regain compliance with the applicable requirements. Thereafter, if such a company does not regain compliance with the bid price requirement, a second 180-day compliance period may be available. If Nasdaq does not grant such a company a second 180-day compliance period or such company does not regain compliance with the bid price requirement, such company may be delisted from the Nasdaq Global Market.  Under applicable Nasdaq rules, a company has 45 calendar days from the date of the notification letter relating to a deficiency in stockholders’ equity to submit a plan to regain compliance. If the company’s plan is accepted, Nasdaq may grant the company an extension of up to 180 calendar days from the date of the notification to provide evidence of compliance.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

None

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None

ITEM 3. Defaults Upon Senior Securities

None

ITEM 4. Mine Safety Disclosures

Not applicable

ITEM 5. Other Information

None

ITEM 6. Exhibits

Exhibit No.	Description
10.1	Secured Convertible Promissory Note, dated March 29, 2019, by and between the Company and the Children’s Hospital of Philadelphia (filed herewith).
10.2	Security Agreement, dated March 29, 2019, by and between the Company, certain direct and indirect subsidiaries of the Company and the Children’s Hospital of Philadelphia (filed herewith).
10.3	Amendment No. 1 to License Agreement, dated March 29, 2019, by and between neuroFix LLC and the Children’s Hospital of Philadelphia (filed herewith).
10.4	Amendment No. 2 to License Agreement, dated March 29, 2019, by and between Medgenics Medical Israel Ltd. and the Children’s Hospital of Philadelphia (filed herewith).
10.5	Amendment No. 3 to Sponsored Research Agreement, dated March 29, 2019, by and between Medgenics Medical Israel Ltd. and the Children’s Hospital of Philadelphia (filed herewith).
10.6	Letter Agreement, dated March 29, 2019, by and between the Company and the Children’s Hospital of Philadelphia (filed herewith).
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
101	Interactive Data File (filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 14, 2019	AEVI GENOMIC MEDICINE, INC.

	By:	/s/ Michael F. Cola
Michael F. Cola
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 14, 2019
	By:	/s/ Brian D. Piper
Brian D. Piper
Chief Financial Officer and Corporate Secretary
(Principal Financial Officer)