Form 10-Q
period 2019-06-30
Aevi Genomic Medicine, Inc.
filed 2019-08-13
CIK 1138776

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

As of August 9, 2019, the registrant had 64,766,882 shares of common stock, $0.0001 par value, outstanding.

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

-i-

AEVI GENOMIC MEDICINE, INC. AND ITS SUBSIDIARIES

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	June 30, 2019	December 31, 2018
	Unaudited	Audited
ASSETS

CURRENT ASSETS:

Cash and cash equivalents	$3,437	$12,076
Prepaid expenses and other current assets	572	170

Total current assets	4,009	12,246

LONG-TERM ASSETS:

Lease deposits	11	11
Property and equipment, net	1	20

Total long-term assets	12	31

Total assets	$4,021	$12,277

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:

Trade payables	$302	$1,582
Other accounts payable and accrued expenses	3,387	2,763

Total current liabilities	3,689	4,345

Total liabilities	3,689	4,345

STOCKHOLDERS’ EQUITY:

Common stock - $0.0001 par value; 200,000,000 shares authorized; 64,766,882 shares issued and outstanding at June 30, 2019 and December 31, 2018	$7	$7
Additional paid-in capital	254,562	253,678
Accumulated deficit	(254,237)	(245,753)

Total stockholders’ equity	332	7,932

Total liabilities and stockholders’ equity	$4,021	$12,277

The accompanying notes are an integral part of the condensed consolidated financial statements.

AEVI GENOMIC MEDICINE, INC. AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)

	Six months ended June 30,		Three months ended June 30,
	2019	2018	2019	2018
	Unaudited		Unaudited
Research and development expenses	$5,403	$12,308	$2,234	$5,747

General and administrative expenses	3,100	4,678	1,415	2,504

Operating loss	(8,503)	(16,986)	(3,649)	(8,251)
Financial income, net	19	86	4	60

Net loss	$(8,484)	$(16,900)	$(3,645)	$(8,191)

Basic and diluted loss per share	$(0.13)	$(0.28)	$(0.06)	$(0.14)
Weighted average number of common stock used in computing basic and diluted loss per share	64,766,882	59,336,547	64,766,882	59,338,255

The accompanying notes are an integral part of the condensed consolidated financial statements.

AEVI GENOMIC MEDICINE, INC. AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited – In thousands, except share and per share data)

	Common stock			Additional paid-in capital	Accumulated deficit	Total stockholders’ equity
	Shares	Amount
Balance as of December 31, 2017	59,332,265	$6		$245,593	$(214,978)	$30,621
Stock-based compensation related to options and warrants granted to consultants, directors and employees	-	-		749	-	749
Exercise of warrants and options	5,000	(*	)	34	-	34
Net loss	-	-		-	(8,709)	(8,709)
Balance as of March 31, 2018	59,337,265	$6		$246,376	$(223,687)	$22,695
Stock-based compensation related to options and warrants granted to consultants, directors and employees	-	-		786	-	786
Exercise of warrants and options	3,466	(*	)	-	-	-
Net loss	-	-		-	(8,191)	(8,191)
Balance as of June 30, 2018	59,340,731	$6		$247,162	$(231,878)	$15,290

Balance as of December 31, 2018	64,766,882	$7		$253,678	$(245,753)	$7,932
Stock-based compensation related to options and warrants granted to consultants, directors and employees	-	-		628	-	628
Net loss	-	-		-	(4,839)	(4,839)
Balance as of March 31, 2019	64,766,882	$7		$254,306	$(250,592)	$3,721
Stock-based compensation related to options and warrants granted to consultants, directors and employees	-	-		256	-	256
Net loss	-	-		-	(3,645)	(3,645)
Balance as of June 30, 2019	64,766,882	$7		$254,562	$(254,237)	$332

(*) Represents an amount lower than $1.

AEVI GENOMIC MEDICINE, INC. AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six months ended June 30,
	2019	2018
	Unaudited

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(8,484)	$(16,900)
Adjustments to reconcile loss to net cash used in operating activities:
Depreciation	19	32
Stock-based compensation	884	1,535
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(402)	38
Trade payables	(1,280)	520
Other accounts payable and accrued expenses	624	283
Other long term assets	-	43
Net cash used in operating activities	$(8,639)	$(14,449)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash provided by (used in) investing activities	$-	$-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of options and warrants	-	34
Deferred offering costs	-	(163)
Net cash provided by financing activities	$-	$(129)

Decrease in cash and cash equivalents	(8,639)	(14,578)

Balance of cash and cash equivalents at the beginning of the period	12,076	33,729

Balance of cash and cash equivalents at the end of the period	$3,437	$19,151

The accompanying notes are an integral part of the condensed consolidated financial statements.

AEVI GENOMIC MEDICINE, INC. AND ITS SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS
(In thousands, except share and per share data)

NOTE 1: GENERAL

a.	Aevi Genomic Medicine Inc. (the “Company”) was incorporated in January 2000 in Delaware as Medgenics, Inc. The Company has two wholly-owned subsidiaries (the “Subsidiaries”): Medgenics Medical Israel Ltd. (the “Israeli Subsidiary”), which was incorporated in Israel in March 2000 and Aevi Genomics Medicine Europe BVBA/SPRL, which was incorporated in Belgium in December 2018. The Company is a clinical stage biopharmaceutical company with an emphasis on genomic medicine.

Since October 21, 2016, the Company’s common stock (the “Common Stock”) has been traded on the NASDAQ Global Market.

b.	As reflected in the accompanying financial statements, the Company incurred a net loss and negative cash flow from operating activities for the six-month period ended June 30, 2019 of $8,484 and $8,639, respectively. The accumulated deficit as of June 30, 2019 was $254,237. As of June 30, 2019, the Company had cash and cash equivalents of $3,437, which it believes will provide funding for its operations into late in the third quarter of 2019. The Company and the Subsidiaries have not yet generated revenues from product sales. See Note 3 below, for additional information regarding liquidity risks and management’s plans.

c.	The Children’s Hospital of Philadelphia Foundation (the “CHOP Foundation”) is our largest stockholder. As of June 30, 2019, the CHOP Foundation and certain related parties beneficially owned 21,311,586 shares of our Common Stock. The shares of Common Stock beneficially owned by the CHOP Foundation and certain related parties represent approximately 31.5% of our outstanding shares of Common Stock.

NOTE 2: SIGNIFICANT ACCOUNTING POLICIES

a.	The accompanying unaudited condensed financial statements of the Company, have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and the rules of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the audited financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2018 (“2018 Form 10-K”) as filed with the SEC. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements that would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year as reported in the 2018 Form 10-K have been omitted.

b.	Recently issued accounting pronouncements:

In 2016, the FASB issued ASU 2016-02, Leases, which replaced existing leasing guidance. ASU 2016-02 requires lessees to recognize operating and financing lease liabilities and related right-of-use assets, in addition to increased disclosures as to the nature of cash flows arising from a lease. We have adopted the new standard effective January 1, 2019, electing not to restate comparative periods. Adoption has not changed the classification of any of our leases. As a result of adopting ASU 2016-02, the primary impact on the Company’s financial statements was the recognition of a right-of-use asset and a corresponding current lease liability of approximately $42 on the Company’s Condensed Consolidated Balance Sheet, as of January 1, 2019.

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

AEVI GENOMIC MEDICINE, INC. AND ITS SUBSIDIARIES

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

The Company has financed its operations primarily through issuance of equity and grants from third parties. As of June 30, 2019, the Company had cash and cash equivalents of $3,437 and liabilities of $3,689. The Company has incurred recurring operating losses since inception. For the quarter ended June 30, 2019, the Company incurred a net loss of $3,645 and as of June 30, 2019 the Company has an accumulated deficit of $254,237. The Company anticipates operating losses to continue for the foreseeable future due to, among other things, costs related to research, development of its product candidates and its preclinical programs, and its administrative organization. The Company will require substantial additional financing to fund its operations and to continue to execute its strategy. These conditions raise substantial doubt about its ability to continue as a going concern within one year after the date that the financial statements are issued.

To alleviate the conditions that raise substantial doubt about the Company’s ability to continue as a going concern, the board of directors has commenced a review to explore and evaluate potential strategic alternatives to enhance stockholder value. These alternatives could include, among others, continuing to execute the Company’s business plan, issuing or transferring shares of its Common Stock or other equity securities, the license, sale or disposition of certain assets or programs, the formation of a joint venture, a strategic business combination, a transaction that results in private ownership or the sale of the Company, or some combination of these. There can be no assurance that the review of strategic alternatives will result in the identification or consummation of any transaction or that our board of directors will determine that continuing our current business operations is in the best interest of the Company’s stockholders. If the Company raises additional funds through strategic collaborations and alliances or licensing agreements with third parties, which may include existing collaboration partners, the Company may have to relinquish valuable rights to its technologies or product candidates, including AEVI-002, AEVI-005, AEVI-006, AEVI-007 and other product candidates, or grant licenses on terms that are not favorable to the Company. To the extent that the Company raises additional capital through the sale of equity, the ownership interest of its existing shareholders will be diluted and other preferences may be necessary that adversely affect the rights of existing shareholders. If none of these alternatives is available, or if available, the Company is unable to raise sufficient capital through such transactions, it will not have sufficient cash resources and liquidity to fund its business operations for at least the next year following the date the financial statements are issued. Accordingly, management has concluded that substantial doubt exists with respect to the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued.

NOTE 4: COMMITMENTS AND CONTINGENCIES

The offices of the Company were rented under an operating lease agreement and committed through April 2019. In March 2019, the Company agreed to extend the operating lease through April 2020. Both the Company and the landlord have the right to terminate the lease 60 days after written notice is provided.

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

AEVI GENOMIC MEDICINE, INC. AND ITS SUBSIDIARIES

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

In March 2019, the Company reached agreement with CHOP to further amend the Research Agreement and the License Agreement (the “CHOP Amendments”). The CHOP Amendments allow the Company to defer the monthly payments due under the Research Agreement for the period from February 1, 2019 through September 30, 2019 in exchange for a non-interest bearing note in the amount of such deferral. Such note matures September 30, 2019 and is secured by all of the Company’s intellectual property and other assets (the “Note”). At maturity, and at CHOP’s option, the Note will be payable in cash or a number of shares of the Company’s Common Stock calculated based on the price of the Company’s Common Stock at such time; provided, however, if conversion upon such election would cause CHOP and its affiliates including the CHOP Foundation to own, in the aggregate, in excess of 47.5% of the then-outstanding shares of the Company’s Common Stock (after giving effect to such conversion), then CHOP would only receive the number of shares of the Company Common Stock such that CHOP and its affiliates including the CHOP Foundation would own, in the aggregate, 47.5% of the then outstanding shares of the Company’s Common Stock (after giving effect to such conversion), and the balance of the Note would be payable to CHOP in cash. Depending on the price of the Company’s Common Stock at the time of such conversion, the percentage conversion cap discussed above may result in a significant amount of the Note payable to CHOP in cash. In such case, depending on the amount, the Company may not have enough cash on hand for such cash payment.

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

Furthermore, until the later of repayment in full of the Note or June 30, 2020, the Company has agreed to only undertake an equity financing (including convertible notes) if the net proceeds of such financing provide at least six months of cash to sustain the Company’s operations; provided, that CHOP will have a right of first refusal to purchase any or all equity proposed to be issued in such financing on equivalent terms.

CHOP is the Company’s largest shareholder, and the CHOP Foundation has the right to nominate one of the Company’s Board of Directors. Expenses related to CHOP, within the Research Agreement or otherwise, were $1,233 and $2,563 for the three and six months periods ended June 30, 2019, respectively, and $1,898 and $4,486 for the three and six months periods ended June 30, 2018, respectively. As of June 30, 2019, the Company had total payables related to CHOP, inclusive of those related to the Research Agreement, of $2,011, allocated between accrued expenses and trade payables.

AEVI GENOMIC MEDICINE, INC. AND ITS SUBSIDIARIES

NOTE 5:- STOCKHOLDERS’ EQUITY

a.	Issuance of stock options and warrants to employees and directors:

A summary of the Company’s activity for options and warrants granted to employees and directors is as follows:

	Six months ended June 30, 2019
	Number of options and warrants	Weighted average exercise price	Weighted average remaining contractual terms (years)	Aggregate intrinsic value
Outstanding at December 31, 2018	10,308,328	$3.84	6.85	$-

Granted	-	$-

Exercised	-	$-

Forfeited	(558,216)	$2.50

Outstanding at June 30, 2019	9,750,112	$3.92	6.24	$-

Vested and expected to vest at June 30, 2019	9,750,112	$3.92	6.24	$-

Exercisable at June 30, 2019	8,143,169	$4.32	5.77	$-

As of June 30, 2019, there was $1,234 of total unrecognized compensation cost related to non-vested stock-based compensation arrangements granted to employees and directors. That cost is expected to be recognized over a weighted-average period of 1.48 years.

b.	Issuance of options and warrants to consultants:

A summary of the Company’s activity for warrants and options granted to consultants is as follows:

	Six months ended June 30, 2019
	Number of options and warrants	Weighted average exercise price	Weighted average remaining contractual terms (years)	Aggregate intrinsic value
Outstanding at December 31, 2018	10,000	$4.82	7.84	$-

Granted	-	$-

Exercised	-	$-

Forfeited	-	$-

Outstanding at June 30, 2019	10,000	$4.82	7.34	$-

Exercisable at June 30, 2019	10,000	$4.82	7.34	$-

As of June 30, 2019, there was no unrecognized compensation cost related to non-vested stock-based compensation arrangements granted to consultants.

c.	Stock-based compensation expense:

Compensation expense related to warrants and options granted to employees, directors and consultants was recorded in the Consolidated Statement of Operations in the following line items:

AEVI GENOMIC MEDICINE, INC. AND ITS SUBSIDIARIES

	Six months ended June 30,		Three months ended June 30,
	2019	2018	2019	2018
Research and development expenses	$363	$646	$137	$314
General and administrative expenses	521	889	119	472
Total stock-based compensation expense	$884	$1,535	$256	$786

d.	Summary of shares to be issued upon exercise of options and warrants:

A summary of shares to be issued upon exercise of all the options and warrants, segregated into ranges, as of June 30, 2019 is presented in the following table:

		As of June 30, 2019
Options / Warrants	Exercise price per share ($)	Shares to be issued upon exercise of options and warrants outstanding	Shares to be issued upon exercise of options and warrants exercisable	Weighted average remaining contractual terms of options and warrants (in years)
Options:
Granted to employees and directors
	1.07-2.66	3,208,364	1,794,588	8.6
	3.14-4.91	4,283,000	4,097,000	5.4
	5.22-8.80	2,117,538	2,110,371	4.7
		9,608,902	8,001,959

Granted to consultants	4.82	10,000	10,000	7.3

Total shares to be issued upon exercise of options		9,618,902	8,011,959

Warrants:

Issued to employees and directors	2.84	141,210	141,210	3.3

Issued to investors	2.84	3,812,694	3,812,694	3.3

Total shares to be issued upon exercise of warrants		3,953,904	3,953,904

Total shares to be issued upon exercise of options and warrants		13,572,806	11,965,863

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

The following table presents anti-dilutive shares for the six and three months ended June 30, 2019 and 2018:

	Six months ended June 30,		Three months ended June 30,
	2019	2018	2019	2018
Weighted-average anti-dilutive shares related to:
Outstanding stock options	10,053,166	10,014,390	9,947,620	9,753,033
Outstanding warrants	3,953,904	4,825,838	3,953,904	4,053,904
Total weighted-average anti-dilutive shares	14,007,070	14,840,228	13,901,524	13,806,937

AEVI GENOMIC MEDICINE, INC. AND ITS SUBSIDIARIES

NOTE 7: SUBSEQUENT EVENTS

On April 2, 2019, the Company received a notification from the NASDAQ Stock Market (“NASDAQ”) stating that the Company no longer complies with the minimum stockholders’ equity requirement under NASDAQ Listing Rule 5450(b)(1)(A) for continued listing on The NASDAQ Global Market because the Company’s stockholder’s equity, as reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, had fallen below $10,000. The notification also indicated that the Company did not meet the alternative compliance standards set forth in NASDAQ Listing Rule 5450(b).

On August 6, 2019, the Company received a written notice (the “Notice”) from NASDAQ. As described in the Notice, the Company has not regained compliance with NASDAQ’s minimum bid price rule, Listing Rule 5550(a)(2) or minimum stockholders’ equity requirement under NASDAQ Listing Rule 5450(b)(1)(A). Although the Company has filed a preliminary proxy statement for stockholder approval of, and intends to implement, a reverse stock split, the Company needs to maintain a bid price of $1 or greater for a minimum of 10 consecutive business days in order to regain compliance with the rules.

Accordingly, NASDAQ determined that the Company’s securities will be scheduled for delisting from the NASDAQ Global Market and will be suspended at the opening of business on August 15, 2019. On August 13, 2019, the Company requested an oral hearing to appeal the decision of NASDAQ to delist the Company’s securities. Accordingly, the delisting action referenced in the Notice has been stayed, pending a final written decision by the NASDAQ Hearings Panel. The hearing has yet to be scheduled.

In July 2019, the Company entered into an exclusive license agreement with OSI Pharmaceuticals, LLC, an indirect wholly-owned subsidiary of Astellas Pharma Inc. (“Astellas”) for the worldwide development and commercialization of Astellas’ novel, second generation mTORC1/2 inhibitor, AEVI-006. Under the terms of the license agreement, the Company will pay Astellas an up-front license fee of $500 and Astellas will be eligible to receive milestones payments based upon the achievement of specified development and regulatory milestones. Upon commercialization, Astellas will be entitled to a tiered, single-digit royalty on worldwide annual net sales. The Company will be fully responsible for the development and commercialization of the program.

In July 2019, the Company entered into a royalty agreement with Michael F. Cola, Joseph J. Grano, Jr., Kathleen Jane Grano, Joseph C. Grano, The Grano Children’s Trust, Joseph C. Grano, trustee and LeoGroup Private Investment Access, LLC on behalf of Garry A. Neil (each individually, an “Investor” and collectively, the “Investors”), in exchange for a one-time aggregate payment of $2,000 (the “Royalty Agreement”). Collectively, the Investors will be entitled to an aggregate amount equal to a low-single digit percentage of the aggregate net sales of the OSI Products. At any time beginning three years after the date of the first public launch of an OSI Product, the Company may exercise, at its sole discretion, a buyout option that terminates the Company’s further obligations under the Royalty Agreement in exchange for a payment to the investors of an aggregate of 75% of the net present value of the royalty payments.

In August 2019, the Company obtained the right to exercise an exclusive global license from Medimmune Limited, a subsidiary of AstraZeneca (“AZ”), for a Phase 2-ready fully human monoclonal antibody that targets interleukin 18, or IL-18, AEVI-007. Under the terms of the agreement, the Company will have the right to exercise an exclusive global license to develop and commercialize AEVI-007. Upon exercise of the option, the Company will pay AstraZeneca a combined mid-single digit millions in cash and equity, up to $162,000 upon achievement of certain development and sales-related milestones and tiered low double-digit royalties on global annual product sales. Exercising the option is contingent on the Company securing additional funding. Upon exercise of the option, the Company will be fully responsible for the development and commercialization of the program.

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

Overview

We are a clinical stage biopharmaceutical company with an emphasis on identifying the drivers of disease and applying this understanding to the pursuit of differentiated novel therapies primarily for pediatric onset, life-altering diseases, including rare and orphan diseases. We look to find treatments for rare and orphan diseases for which there are limited therapeutic options currently available, with a primary focus on pediatric patients. This strategy begins with identifying and validating a therapeutic target and using biomarkers to guide product development. The strategy also involves identifying and acquiring otherwise abandoned or overlooked drug candidates and matching targets and mechanisms of action to novel discoveries.

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

We have successfully added two phase 2 ready programs to our development pipeline, AEVI-006 and AEV-007, and we continue to pursue discussions related to potentially expanding the Company’s pipeline of development programs through the in-license or acquisition of future product development candidates.

We have generated significant losses to date, and we expect to continue to generate losses as we progress towards the commercialization of our product candidates. We have incurred net losses of approximately $3.65 million for the three-month period ended June 30, 2019. As of June 30, 2019, we had cash and cash equivalents of $3.44 million, which we believe will provide funding for us into late in the third quarter of 2019. We are unable to predict the extent of any future losses or when we will become profitable, if at all.

The Children’s Hospital of Philadelphia Foundation (the “CHOP Foundation”) is our largest stockholder. As of June 30, 2019, the CHOP Foundation and certain related parties beneficially owned 21,311,586 shares of our Common Stock. The shares of Common Stock beneficially owned by the CHOP Foundation and certain related parties represent approximately 31.5% of our outstanding shares of Common Stock. In March 2019, we amended our Research Agreement and License Agreement with CHOP to allow us to defer the monthly payments due under the Research Agreement for the period from February 1, 2019 through September 30, 2019 in exchange for a non-interest bearing convertible note in the amount of such deferral. Such note matures September 30, 2019 and is secured by all of our intellectual property and other assets. See Note 4 to our March 2019 Financial Statements for more information.

AEVI-004 (novel co-crystal version of AEVI-001)

AEVI-004 is a co-crystal of AEVI-001, with enhanced physical and chemical properties. The new molecule has comparatively greater stability and a higher melting point than AEVI-001. The molecule was engineered to maintain solubility, dissolution and pharmacokinetics substantially similar to AEVI- 001.

Given the negative outcomes of the ASCEND trial, there are no current clinical development plans for AEVI-004 in ADHD. However, we are currently working with the National Institutes of Health (NIH) to evaluate the potential anti-seizure activity of AEVI-004 in a preclinical model as part of the NIH Epilepsy Treatment Screening Program.

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

An 8-week Phase Ib proof-of-concept study has been initiated, with the goal of enrolling up to 12 patients with a Pediatric Onset Crohn’s disease diagnosis with most patients being refractory to treatment with TNF-α inhibitors, with or without a DcR3 mutation. The endpoints of the trial include endoscopic evaluation, Crohn’s Disease Activity Index ratings and safety. Active recruitment for the trial has been underway for approximately two years, and thus far we have been unable to enroll any patients into the trial. The ability to produce initial data from the trial is directly dependent on successful patient recruitment; thus, continued difficulties in recruitment could cause an extensive delay or an inability to deliver any initial data for the program.

AEVI-005 (Monoclonal Antibody)

AEVI-005 is the second monoclonal antibody we are developing as part of our ongoing collaboration with KHK. We are studying AEVI-005 in an undisclosed ultra-orphan auto-immune pediatric disease. We initiated a preclinical research program with AEVI-005 in the second quarter of 2018.

AEVI-006 (mTORC1/2 Inhibitor)

In July 2019, we entered into an exclusive license agreement with OSI Pharmaceuticals, LLC, an indirect wholly-owned subsidiary of Astellas Pharma Inc., or Astellas, for the worldwide development and commercialization of Astellas’ novel, second generation mTORC1/2 inhibitor, AEVI-006.

We plan to initially develop AEVI-006 for use in congenital Lymphatic Malformations, which includes a number of rare and orphan diseases. Lymphatic Malformations are rare congenital and potentially life-threatening diseases of the lymphatic system. Some of the diseases involved are Generalized Lymphatic Anomaly (GLA), Kaposiform lymphangiomatosis (KLA), and Gorham-Stoudt disease (GSD). Most lymphatic malformations are evident at birth or within the first two years of age. The exact prevalence of lymphatic malformations in the general population is unknown, but is thought to be approximately 1 in every 4,000 live births. There may be as many as 30,000 to 60,000 Americans living with congenital lymphatic malformations. In some cases, the disease may be familial and have a recognizable genetic cause. In most cases it appears to be sporadic, although genetic mutations are often present. The mTORC1/2 pathway is believed to be involved in greater than 80% of patients with congenital Lymphatic Malformations.

There are currently no approved drug therapies for Lymphatic Malformations. AEVI-006 is a new targeted therapy that may address the underlying cause in the majority of these patients.

We are in the process of requesting a pre-IND meeting with FDA to discuss the path forward for development of AEVI-006 for the treatment of lymphoid malformations. We plan to propose to open the IND with a 4-week phase 1/2 PK/PD, safety and POC study in adult patients with lymphatic malformations and begin enrollment in 2020. Detailed study design will be based on FDA and investigator feedback.

AEVI-007 (Anti-IL18 Monoclonal Antibody)

In August 2019, we obtained the right to exercise an exclusive global license from Medimmune Limited, the global biologics research and development arm of AstraZeneca plc, for a Phase 2-ready fully human monoclonal antibody that targets interleukin 18, or IL-18, AEVI-007.

Upon exercise of the option after obtaining additional funding, we initially plan to develop AEVI-007 for adult onset Still’s disease, or AOSD, a serious rare and orphan rheumatological disease. AOSD is a rare and severe autoinflammatory disease affecting adults. The disease is similar to systemic onset juvenile idiopathic arthritis that affects children. The etiology of AOSD is unknown with both genetic and infectious factors being implicated. The hallmarks of the disease are persistent daily fever, rash and arthralgias. Many patients suffer complications including splenomegaly, heart and liver disease. Some AOSD patients develop macrophage activation syndrome, a severe acute complication that may cause rapid multi-organ failure and even death. There are currently no approved biologic therapies in the United States for the treatment of AOSD.

Upon exercise of the option which is contingent upon additional financing, we would intend to request a pre-IND meeting with FDA to discuss the path forward for development of AEVI-007 for the treatment of AOSD. We plan to propose to open the IND with a 12-week phase 1/2 PK/PD, safety and POC study in adult patients with AOSD and potentially begin enrollment in 2020. Detailed study design and the ability to meet the enrollment initiation timeline will be based on FDA and investigator feedback.

Current Strategy

In light of our decision to discontinue the AEVI-001 program in ADHD, our board of directors has commenced and continues to review to explore and evaluate potential strategic alternatives to enhance stockholder value. These alternatives could include, among others, continuing to execute on our business plan such as the recent additions of AEVI-006 and AEVI-007 to our development program, issuing or transferring shares of our common stock or other equity securities, the license, sale or disposition of certain assets or programs, the formation of a joint venture, a strategic business combination, a transaction that results in private ownership or the sale of the Company, or some combination of these. There can be no assurance that the review of strategic alternatives will result in the identification or consummation of any transaction or that our board of directors will determine that continuing our current business operations is in the best interests of our stockholders.

We have successfully added two phase 2 ready programs to our development pipeline, AEVI-006 and AEV-007, and we continue to pursue discussions related to potentially expanding the Company’s pipeline of development programs through the in-license or acquisition of future product development candidates.

Financial Operations Overview

We have generated significant losses to date, and we expect to continue to generate losses as we progress towards the commercialization of our product candidates. We incurred net losses of approximately $8.48 million for the six-month period ended June 30, 2019. As of June 30, 2019, we had stockholders’ equity of approximately $0.33 million. As of June 30, 2019, we had cash and cash equivalents of $3.44 million. We believe that cash on hand will be sufficient to enable us to fund our operating expenses and capital expenditure requirements into late in the third quarter of 2019, however, our current resources would not enable us to repay the CHOP Note if CHOP elected to be paid in cash. These conditions raise substantial doubt about our ability to continue as a going concern within one year after the date of the filing of this Quarterly Report on Form 10-Q. We are unable to predict the extent of any future losses or when we will become profitable, if at all.

To alleviate the conditions that raise substantial doubt about the Company’s ability to continue as a going concern, the board of directors has commenced a review to explore and evaluate potential strategic alternatives to enhance stockholder value. These alternatives could include, among others, continuing to execute the Company’s business plan, issuing or transferring shares of its common stock or other equity securities, the license, sale or disposition of certain assets or programs, the formation of a joint venture, a strategic business combination, a transaction that results in private ownership or the sale of the Company, or some combination of these. There can be no assurance that the review of strategic alternatives will result in the identification or consummation of any transaction or that our board of directors will determine that continuing our current business operations is in the best interest of our stockholders. If we raise additional funds through strategic collaborations and alliances or licensing agreements with third parties, which may include existing collaboration partners, we may have to relinquish valuable rights to its technologies or product candidates, including AEVI-002, AEVI-005, AEVI-006, AEVI-007 and other product candidates, or grant licenses on terms that are not favorable to us. To the extent that we raise additional capital through the sale of equity, the ownership interest of our existing shareholders will be diluted and other preferences may be necessary that adversely affect the rights of existing shareholders. If none of these alternatives is available, or if available, we are unable to raise sufficient capital through such transactions, we will not have sufficient cash resources and liquidity to fund our business operations for one year after the date of the filing of this Quarterly Report on Form 10-Q. Accordingly, management has concluded that substantial doubt exists with respect to our ability to continue as a going concern within one year after the date that the financial statements are issued.

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

Results of Operations for the Six Months Ended June 30, 2019 and 2018

Research and Development Expenses

Research and development expenses for the six months ended June 30, 2019 were $5.40 million, decreasing from $12.31 million for the same period in 2018 primarily driven by a reduction of expenses relating to development of AEVI-001 in ADHD.

General and Administrative Expenses

General and administrative expenses for the six months ended June 30, 2019 were $3.10 million, decreasing from $4.68 million for the same period in 2018, due in part to a reduction in the scale of our operations.

Financial Income and Expenses

Financial income and expense for the six months ended June 30, 2019 and 2018 were de minimis.

Results of Operations for the Three Months Ended June 30, 2019 and 2018

Research and Development Expenses

Research and development expenses for the three months ended June 30, 2019 were $2.23 million, decreasing from $5.75 million for the same period in 2018 primarily driven by a reduction of expenses relating to development of AEVI-001 in ADHD.

General and Administrative Expenses

General and administrative expenses for the three months ended June 30, 2019 were $1.42 million, decreasing from $2.50 million for the same period in 2018, due in part to a reduction in the scale of our operations.

Financial Income and Expenses

Financial income and expense for the three months ended June 30, 2019 and 2018 were de minimis.

Liquidity and Capital Resources

Sources of Liquidity

We have financed our operations primarily through issuance of equity and grants from other third parties.

Cash Flows

We had cash and cash equivalents of $3.44 million at June 30, 2019, compared to $12.08 million as of December 31, 2018. The decrease in cash during the six months ended June 30, 2019 primarily reflected our cash expenses for operations.

Net cash used in operating activities of $8.64 million for the six months ended June 30, 2019 and $14.45 million for the six months ended June 30, 2018 primarily reflected our cash expenses for operations.

Net cash provided by and used in investing activities for the six months ended June 30, 2019 and 2018 were de minimis.

Net cash provided by and used in financing activities for the six months ended June 30, 2019 and 2018 were de minimis.

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

We believe that cash on hand will be sufficient to enable us to fund our operating expenses and capital expenditure requirements (not including repayment of the CHOP Note) into late in the third quarter of 2019. We have based this estimate on assumptions that may prove to be wrong and we could use our available resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our current and anticipated clinical trials.

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

On April 2, 2019, we received a notification from the NASDAQ Stock Market (“NASDAQ”) stating that we no longer comply with the minimum stockholders’ equity requirement under NASDAQ Listing Rule 5450(b)(1)(A) for continued listing on The NASDAQ Global Market because our stockholder’s equity, as reported in our Annual Report on Form 10-K for the year ended December 31, 2018, had fallen below $10 million. The notification also indicated that we did not meet the alternative compliance standards set forth in NASDAQ Listing Rule 5450(b).

On August 6, 2019, we received a written notice (the “Notice”) from NASDAQ. As described in the Notice, we have not regained compliance with NASDAQ’s minimum bid price rule, Listing Rule 5550(a)(2) or minimum stockholders’ equity requirement under NASDAQ Listing Rule 5450(b)(1)(A). Although we have filed a preliminary proxy statement for stockholder approval to enable us to implement a reverse stock split, we need to maintain a bid price of $1 or greater for a minimum of 10 consecutive business days in order to regain compliance with the rules.

Accordingly, NASDAQ determined that the Company’s securities will be scheduled for delisting from the NASDAQ Global Market and will be suspended on August 15, 2019. On August 13, 2019, the Company requested an oral hearing to appeal the decision of NASDAQ to delist the Company’s securities. Accordingly, the delisting action referenced in the Notice has been stayed, pending a final written decision by the NASDAQ Hearings Panel. The hearing has yet to be scheduled.

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

For the purpose of valuing options granted to our employees and directors during the six months ended June 30, 2019 and 2018, we used the Binomial options pricing model. To determine the risk-free interest rate, we utilized the U.S. Treasury yield curve in effect at the time of grant with a term consistent with the contractual life of our awards. We estimated the expected life of the options granted based on anticipated exercises in the future periods assuming the success of our business model as currently forecast. The expected dividend yield reflects our current and expected future policy for dividends on our common stock. The expected stock price volatility for our stock options was calculated by examining historical volatilities for publicly traded industry peers and blending in our historical volatility. We will continue to analyze the expected stock price volatility as more historical data for our common stock becomes available. After adoption of ASU 2016-09 in the first quarter of 2017, we recognize forfeitures as they occur.

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

In March 2019, we reached agreement with CHOP to further amend the Research Agreement and the License Agreement (the “CHOP Amendments”). The CHOP Amendments allow us to defer the monthly payments due under the Research Agreement for the period from February 1, 2019 through September 30, 2019 in exchange for a non-interest bearing note in the amount of such deferral. Such note matures September 30, 2019 and is secured by all of the Company’s intellectual property and other assets (the “Note”). At maturity, and at CHOP’s option, the Note will be payable in cash or a number of shares of our common stock calculated based on the price of our common stock at such time; provided, however, if conversion upon such election would cause CHOP and its affiliates including the CHOP Foundation to own, in the aggregate, in excess of 47.5% of the then-outstanding shares of our common stock (after giving effect to such conversion), then CHOP would only receive the number of shares of our common stock such that CHOP and its affiliates including the CHOP Foundation would own, in the aggregate, 47.5% of the then outstanding shares of our common stock (after giving effect to such conversion), and the balance of the Note would be payable to CHOP in cash. Depending on the price of the Company’s Common Stock at the time of such conversion, the percentage conversion cap discussed above may result in a significant amount of the Note payable to CHOP in cash. In such case, depending on the amount, the Company may not have enough cash on hand for such cash payment.

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

Furthermore, we have agreed until the later of repayment in full of the Note or June 30, 2020, we have agreed to only undertake an equity financing (including convertible notes) if the net proceeds of such financing provide at least six months of cash to sustain our operations; provided, that CHOP will have a right of first refusal to purchase any or all equity proposed to be issued in such financing on equivalent terms.

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

Exclusive License Agreement with OSI Pharmaceuticals, LLC, a subsidiary of Astellas Pharma Inc., or Astellas

In July 2019, we entered into an exclusive license agreement with OSI Pharmaceuticals, LLC, an indirect wholly-owned subsidiary of Astellas Pharma Inc., or Astellas, for the worldwide development and commercialization of Astellas’ novel, second generation mTORC1/2 inhibitor, AEVI-006. Under the terms of the license agreement, we will pay Astellas an up-front license fee of $500,000 and Astellas will be eligible to receive milestones payments based upon the achievement of specified development and regulatory milestones. Upon commercialization, Astellas will be entitled to a tiered, single-digit royalty on worldwide annual net sales. We are fully responsible for the development and commercialization of the program.

Royalty Agreement with Certain Related Parties

In July 2019, we entered into a royalty agreement with Michael F. Cola, Joseph J. Grano, Jr., Kathleen Jane Grano, Joseph C. Grano, The Grano Children’s Trust, Joseph C. Grano, trustee and LeoGroup Private Investment Access, LLC on behalf of Garry A. Neil in exchange for a one-time aggregate payment of $2 million, which we refer to as the Royalty Agreement. Collectively, the investors will be entitled to an aggregate amount equal to a low-single digit percentage of the aggregate net sales of the OSI Products. At any time beginning three years after the date of the first public launch of an OSI Product we may exercise, at our sole discretion, a buyout option that terminates any further obligations under the Royalty Agreement in exchange for a payment to Investors of an aggregate of 75% of the net present value of the royalty payments.

Option to Exercise an Exclusive License Agreement with AstraZeneca

In August 2019, we obtained the right to exercise an exclusive global license from Medimmune Limited, a subsidiary of AstraZeneca, for a Phase 2-ready fully human monoclonal antibody that targets interleukin 18, or IL-18, AEVI-007. Under the terms of the agreement, we will have the right to exercise an exclusive global license to develop and commercialize AEVI-007. Contingent upon raising additional capital, we intend to exercise the option and we would be required to pay AstraZeneca a combined mid-single digit millions in cash and equity upon execution of the option, up to $162 million upon achievement of certain development and sales-related milestones and tiered low double-digit royalties on global annual product sales. We will be fully responsible for the development and commercialization of the program.

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

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

There has been no significant change in our exposure to market risk during the six months ended June 30, 2019. For a discussion of our exposure to market risk, refer to Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” contained in our Annual Report on Form 10-K for the year ended December 31, 2018.

ITEM 4. Controls and Procedures

Evaluation of disclosure controls and procedures

As required by Rule 13a-15(b) of the Exchange Act, in connection with the filing of this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2019, the end of the period covered by this report.

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

Our common stock is listed for trading on the NASDAQ Global Market. We must satisfy NASDAQ’s continued listing requirements, including, among other things, a minimum closing bid price requirement of $1.00 per share for our common stock and a minimum stockholders’ equity of $10 million. On February 6, 2019, we received a notification from NASDAQ that the closing bid price for our common stock had been below $1.00 for 30 consecutive business days and, on April 2, 2019, we received notification from NASDAQ that our stockholder’s equity, as reported in our Annual Report on Form 10-K for the year ended December 31, 2018, had fallen below $10 million. On August 6, 2019, we received a written delisting notice from NASDAQ notifying us that our common stock has been scheduled for delisting from the NASDAQ Global Market. We have requested an oral hearing to appeal NASDAQ’s decision to delist our common stock, accordingly the delisting action has been stayed, pending a final written decision by NASDAQ’s Hearing Panel.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

None

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None

ITEM 3. Defaults Upon Senior Securities

None

ITEM 4. Mine Safety Disclosures

Not applicable

ITEM 5. Other Information

On August 12, 2019, the Company entered into a fourth amendment to that certain Sponsored Research Agreement, dated as of November 12, 2014, by and between the Company and the Children's Hospital of Philadelphia (“CHOP”), (as amended, the “SRA”), and a third amendment to that certain License Agreement, dated as of November 12, 2014, by and between the Company and CHOP (as amended, the “License Agreement”), which modified the manner in which the Company may exercise certain extension rights under the SRA (collectively, the “Amendments”). Pursuant to the terms of the SRA, the SRA may be automatically extended for an additional one year term if the Company provides written notice to CHOP of such extension by June 30, 2019 (the “2019 SRA Extension Notice”). Pursuant to the terms of the License Agreement, the Company has the option to extend the period of time during which it is granted certain rights under the License Agreement (the “Extension Option”). The Amendments grant the Company until September 30, 2019 to provide the 2019 SRA Extension Notice and to exercise the Extension Option.

The foregoing descriptions of the Amendments are subject to and qualified in their entirety by reference to the full text of the Amendments, copies of which are filed as Exhibits 10.3 and 10.4 to this Quarterly Report on Form 10-Q.

ITEM 6. Exhibits

Exhibit No.	Description
10.1*	Exclusive License Agreement, dated as of July 15, 2019, by and between Aevi Genomic Medicine, Inc. and OSI Pharmaceuticals, LLC
10.2*	Royalty Agreement, dated as of July 19, 2019, between and among Aevi Genomic Medicine, Inc., Michael F. Cola Joseph J. Grano, Jr., Kathleen Jane Grano, Joseph C. Grano, The Grano Children’s Trust, Joseph C. Grano, trustee and LeoGroup Private Investment Access, LLC on behalf of Garry A. Neil
10.3	Amendment No. 3 to License Agreement, dated as of August 12, 2019, by and between Medgenics Medical Israel Ltd. and The Children's Hospital of Philadelphia.
10.4	Amendment No. 4 to Sponsored Research Agreement, dated as of August 12, 2019, by and between Medgenics Medical Israel Ltd. and The Children's Hospital of Philadelphia.
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
101	Interactive Data File (filed herewith).

* Certain confidential portions of this exhibit were omitted in accordance with Item 601(b)(10) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 13, 2019	AEVI GENOMIC MEDICINE, INC.

	By:	/s/ Michael F. Cola
Michael F. Cola
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 13, 2019
	By:	/s/ Michael H. McInaw
Michael H. McInaw
Interim Chief Financial Officer and Corporate Secretary
(Principal Financial Officer)

-22-