Form 10-Q
period 2019-09-30
Aevi Genomic Medicine, Inc.
filed 2019-11-14
CIK 1138776

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 001-35112

Aevi Genomic Medicine, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	98-0217544 (I.R.S. Employer Identification No.)

435 Devon Park Drive, Suite 715 Wayne, Pennsylvania (Address of Principal Executive Offices)	19087 (Zip Code)

(610) 254-4201 (Registrant’s telephone number, including area code)

Not Applicable (Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of exchange on which registered
Common stock, par value $0.0001 per share	GNMX	Nasdaq Capital Market

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

As of November 11, 2019, the registrant had 64,766,882 shares of common stock, $0.0001 par value, outstanding.

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

-i-

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	September 30, 2019	December 31, 2018
	Unaudited	Audited
ASSETS

CURRENT ASSETS:

Cash and cash equivalents	$2,381	$12,076
Prepaid expenses and other current assets	403	170

Total current assets	2,784	12,246

LONG-TERM ASSETS:

Lease deposits	11	11
Property and equipment, net	1	20

Total long-term assets	12	31

Total assets	$2,796	$12,277

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:

Trade payables	$123	$1,582
Other accounts payable and accrued expenses	4,130	2,763

Total current liabilities	4,253	4,345

LONG-TERM LIABILITIES:

Royalty agreement liability	2,000	-

Total long-term liabilities	2,000	-

Total liabilities	6,253	4,345

STOCKHOLDERS’ EQUITY:

Common stock - $0.0001 par value; 200,000,000 shares authorized; 64,766,882 shares issued and outstanding at September 30, 2019 and December 31, 2018	$7	$7
Additional paid-in capital	254,815	253,678
Accumulated deficit	(258,279)	(245,753)

Total stockholders’ equity	(3,457)	7,932

Total liabilities and stockholders’ equity	$2,796	$12,277

The accompanying notes are an integral part of the condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)

	Nine months ended September 30,		Three months ended September 30,
	2019	2018	2019	2018
	Unaudited		Unaudited
Research and development expenses	$7,902	$17,433	$2,499	$5,125

General and administrative expenses	4,643	6,852	1,543	2,174

Operating loss	(12,545)	(24,285)	(4,042)	(7,299)
Financial income, net	19	136	-	50

Net loss	$(12,526)	$(24,149)	$(4,042)	$(7,249)

Basic and diluted loss per share	$(0.19)	$(0.40)	$(0.06)	$(0.12)
Weighted average number of common stock used in computing basic and diluted loss per share	64,766,882	60,240,787	64,766,882	62,019,780

The accompanying notes are an integral part of the condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited – In thousands, except share and per share data)

	For the Three Months ended September 30, 2019 and 2018
	Common stock		Additional paid-in capital	Accumulated deficit	Total stockholders’ equity
	Shares	Amount
Balance as of June 30, 2018	59,340,731	$6	$247,162	$(231,878)	$15,290
Stock-based compensation related to options and warrants granted to directors and employees	-	-	750	-	750
Issuance of common stock at an average of $0.97 per share, net	5,426,151	(*)	4,961	-	4,961
Net loss	-	-	-	(7,249)	(7,249)
Balance as of September 30, 2018	64,766,882	$6	$252,873	$(239,127)	$13,752

Balance as of June 30, 2019	64,766,882	$7	$254,562	$(254,237)	$332
Stock-based compensation related to options and warrants granted to directors and employees	-	-	253	-	253
Net loss	-	-	-	(4,042)	(4,042)
Balance as of September 30, 2019	64,766,882	$7	$254,815	$(258,279)	$(3,457)

	For the Nine Months ended September 30, 2019 and 2018
	Common stock		Additional paid-in capital	Accumulated deficit	Total stockholders’ equity
	Shares	Amount
Balance as of December 31, 2017	59,332,265	$6	$245,593	$(214,978)	$30,621
Stock-based compensation related to options and warrants granted to directors and employees	-	-	2,285	-	2,285
Exercise of warrants and options	8,466	(*)	34	-	34
Issuance of common stock at an average of $0.97 per share, net	5,426,151	(*)	4,961	-	4,961
Net loss	-	-	-	(24,149)	(24,149)
Balance as of September 30, 2018	64,766,882	$6	$252,873	$(239,127)	$13,752

Balance as of December 31, 2018	64,766,882	$7	$253,678	$(245,753)	$7,932
Stock-based compensation related to options and warrants granted to directors and employees	-	-	1,137	-	1,137
Net loss	-	-	-	(12,526)	(12,526)
Balance as of September 30, 2019	64,766,882	$7	$254,815	$(258,279)	$(3,457)

(*) Represents an amount lower than $1.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine months ended September 30,
	2019	2018
	Unaudited
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(12,526)	$(24,149)
Adjustments to reconcile loss to net cash used in operating activities:
Depreciation	19	49
Stock-based compensation	1,137	2,285
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(233)	355
Trade payables	(1,459)	642
Other accounts payable and accrued expenses	1,367	1,653
Other long-term assets	-	43
Net cash used in operating activities	$(11,695)	$(19,122)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash provided by (used in) investing activities	$-	$-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of shares, net	-	4,961
Proceeds from exercise of options and warrants	-	34
Proceeds from royalty agreement	2,000	-
Net cash provided by financing activities	$2,000	$4,995

Decrease in cash and cash equivalents	(9,695)	(14,127)

Balance of cash and cash equivalents at the beginning of the period	12,076	33,729

Balance of cash and cash equivalents at the end of the period	$2,381	$19,602

The accompanying notes are an integral part of the condensed consolidated financial statements.

NOTES TO THE FINANCIAL STATEMENTS
(In thousands, except share and per share data)

NOTE 1: GENERAL

a.	Aevi Genomic Medicine Inc. (the “Company”) was incorporated in January 2000 in Delaware as Medgenics, Inc. The Company has two wholly-owned subsidiaries (the “Subsidiaries”): Medgenics Medical Israel Ltd. (the “Israeli Subsidiary”), which was incorporated in Israel in March 2000 and Aevi Genomics Medicine Europe BVBA/SPRL, which was incorporated in Belgium in December 2018. The Company is a clinical stage biopharmaceutical company with an emphasis on identifying the drivers of disease and applying this understanding to the pursuit of differentiated novel therapies primarily for pediatric onset, life-altering diseases, including rare and orphan diseases.

As of October 15, 2019, the Company’s common stock (the “Common Stock”) is traded on the Nasdaq Capital Market, after transferring from the Nasdaq Global Market, which the Company’s Common Stock had been traded on since October 21, 2016.

b.	As reflected in the accompanying financial statements, the Company incurred a net loss and negative cash flow from operating activities for the nine-month period ended September 30, 2019 of $12,526 and $11,695, respectively. The accumulated deficit as of September 30, 2019 was $258,279. As of September 30, 2019, the Company had cash and cash equivalents of $2,381 which it believes will provide funding for its operations into the fourth quarter of 2019. The Company and the Subsidiaries have not yet generated revenues from product sales. See Note 3 below, for additional information regarding liquidity risks and management’s plans. See Note 4 below, for additional information regarding that certain outstanding note payable to CHOP in cash.

c.	The Children’s Hospital of Philadelphia Foundation (the “CHOP Foundation”) is the Company’s largest stockholder. As of September 30, 2019, the CHOP Foundation and certain related parties beneficially owned 21,311,586 shares of the Company’s Common Stock. The shares of Common Stock beneficially owned by the CHOP Foundation and certain related parties represent approximately 31.5% of the Company’s outstanding shares of Common Stock.

NOTE 2: SIGNIFICANT ACCOUNTING POLICIES

a.	The accompanying unaudited condensed financial statements of the Company, have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and the rules of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the audited financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2018 (“2018 Form 10-K”) as filed with the SEC. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements that would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year as reported in the 2018 Form 10-K have been omitted.

b.	Recently issued accounting pronouncements:

In 2016, the FASB issued ASU 2016-02, Leases, which replaced existing leasing guidance. ASU 2016-02 requires lessees to recognize operating and financing lease liabilities and related right-of-use assets, in addition to increased disclosures as to the nature of cash flows arising from a lease. The Company has adopted the new standard effective January 1, 2019, electing not to restate comparative periods. Adoption has not changed the classification of any of the Company’s leases. As a result of adopting ASU 2016-02, the primary impact on the Company’s financial statements was the recognition of a right-of-use asset and a corresponding current lease liability of approximately $42 on the Company’s Condensed Consolidated Balance Sheet, as of January 1, 2019.

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

The Company has financed its operations primarily through issuance of equity. As of September 30, 2019, the Company had cash and cash equivalents of $2,381 and liabilities of $6,253. The Company has incurred recurring operating losses since inception. For the quarter ended September 30, 2019, the Company incurred a net loss of $4,042 and as of September 30, 2019 the Company has an accumulated deficit of $258,279. The Company anticipates operating losses to continue for the foreseeable future due to, among other things, costs related to research, development of its product candidates and its preclinical programs, and its administrative organization. The Company will require substantial additional financing to fund its operations and to continue to execute its strategy. These conditions raise substantial doubt about its ability to continue as a going concern within one year after the date that the financial statements are issued.

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

In December 2015, the Company entered into an amendment to the Research Agreement, which amendment, amongst other things, granted it the right to extend the term of the Research Agreement until November 12, 2017. In February 2017, the Company entered into a second amendment to the Research Agreement, which extended the term of the Research Agreement through June 30, 2018. This amendment also granted the Company rights to continually extend the term of the Research Agreement by one year by giving CHOP written notice of extension no later than one year prior to the expiration of the then-current term of the Research Agreement. In June 2017, the Company extended the term of the Research Agreement through June 30, 2019, and in June 2018, it extended the term of the Research Agreement through June 30, 2020. $5,937 was due under the Research Agreement in 2018. $4,750 is due under the Research Agreement in 2019, and in the first half of 2020, $2,375 will be due.

In March 2019, the Company reached agreement with CHOP to further amend the Research Agreement and the License Agreement (the “CHOP Amendments”). The CHOP Amendments allow the Company to defer the monthly payments due under the Research Agreement for the period from February 1, 2019 through September 30, 2019 in exchange for a non-interest bearing note in the amount of such deferral. Such note matures September 30, 2019 and is secured by all of the Company’s intellectual property and other assets (the “Note”). At maturity, and at CHOP’s option, the Note will be payable in cash or a number of shares of the Company’s Common Stock calculated based on the price of the Company’s Common Stock at such time; provided, however, if conversion upon such election would cause CHOP and its affiliates including the CHOP Foundation to own, in the aggregate, in excess of 47.5% of the then-outstanding shares of the Company’s Common Stock (after giving effect to such conversion), then CHOP would only receive the number of shares of the Company Common Stock such that CHOP and its affiliates including the CHOP Foundation would own, in the aggregate, 47.5% of the then outstanding shares of the Company’s Common Stock (after giving effect to such conversion), and the balance of the Note would be payable to CHOP in cash. Depending on the price of the Company’s Common Stock at the time of such conversion, the percentage conversion cap discussed above may result in a significant amount of the Note payable to CHOP in cash. In such case, depending on the amount, the Company may not have enough cash on hand for such cash payment. Based on the Company’s closing stock price of $0.15 as of the close of business on September 30, 2019 the $3,167 reflected on the balance sheet relating to the Note and CHOP’s current ownership of 18,424,036 shares of Common Stock, excluding its ability to exercise warrants and options, a cash payment would not be required as a result of the percentage conversion cap, if so elected.

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

On October 4, 2019, the Company entered into an agreement with CHOP to extend the maturity date of the Note (the “Agreement”). Pursuant to the Agreement, the maturity of the Note was extended until November 15, 2019, with an automatic further extension to December 15, 2019, if the Company has entered into a definitive agreement concerning a financing of at least $20,000 on or prior to November 15, 2019. In addition, pursuant to the Agreement, the Company and CHOP agreed to amend the SRA and certain license agreements between the Company and CHOP, to return to CHOP certain intellectual property on which the Company is no longer focused and provide that the SRA continues after June 30, 2020, only upon the mutual agreement of CHOP and the Company.

CHOP is the Company’s largest shareholder, and the CHOP Foundation has the right to nominate one of the Company’s Board of Directors. Expenses related to CHOP, within the Research Agreement or otherwise, were $1,247 and $3,811 for the three and nine months periods ended September 30, 2019, respectively, and $1,239 and $5,725 for the three and nine months periods ended September 30, 2018, respectively. As of September 30, 2019, the Company had total payables related to CHOP, inclusive of those related to the Research Agreement, of $3,211 allocated between accrued expenses and trade payables.

In July 2019, the Company entered into an exclusive license agreement with OSI Pharmaceuticals, LLC, an indirect wholly-owned subsidiary of Astellas Pharma Inc. (“Astellas”) for the worldwide development and commercialization of Astellas’ novel, second generation mTORC1/2 inhibitor, AEVI-006. Under the terms of the license agreement, the Company paid Astellas an up-front license fee of $500 and Astellas will be eligible to receive milestones payments based upon the achievement of specified development and regulatory milestones. Upon commercialization, Astellas will be entitled to a tiered, single-digit royalty on worldwide annual net sales. The Company will be fully responsible for the development and commercialization of the program. The Company plans to initially develop AEVI-006 for use in congenital complex Lymphatic Malformations. The Company has scheduled a pre-IND meeting with FDA to discuss the path forward for development of AEVI-006 for the treatment of lymphoid malformations. The Company plans to propose to open the IND with a 4-week phase 1/2 PK/PD, safety and Proof of Concept study in adult patients with lymphatic malformations and begin enrollment in 2020. Detailed study design will be based on FDA and investigator feedback.

Also in July 2019, the Company entered into a royalty agreement with Michael F. Cola, Joseph J. Grano, Jr., Kathleen Jane Grano, Joseph C. Grano, The Grano Children’s Trust, Joseph C. Grano, trustee and LeoGroup Private Investment Access, LLC on behalf of Garry A. Neil (each individually, an “Investor” and collectively, the “Investors”), in exchange for a one-time aggregate payment of $2,000 (the “Royalty Agreement”). These investors are considered related parties as Mr. Cola is President and Chief Executive Officer of the Company and a member of its board of directors (the “Board”), Dr. Neil is the Chief Scientific Officer of the Company and Mr. Grano is a member of the Board and is affiliated with the three other Investors party to the Royalty Agreement. Collectively, the Investors will be entitled to an aggregate amount equal to a low-single digit percentage of the aggregate net sales of the OSI Products. At any time beginning three years after the date of the first public launch of an OSI Product, the Company may exercise, at its sole discretion, a buyout option that terminates the Company’s further obligations under the Royalty Agreement in exchange for a payment to the investors of an aggregate of 75% of the net present value of the royalty payments.

The $2,000 in proceeds received form the Investors was recorded as a royalty agreement liability on the Company's Balance Sheet, in accordance with ASC 730, Research and Development. Because there was a significant related party relationship between the Company and the Investors, the Company treated its obligation to make royalty payments under the Royalty Agreement as an implicit obligation to repay the funds advanced by the Investors. As the Company makes royalty payments in accordance with the Royalty Agreement, it will reduce the liability balance. At the time that such royalty payments become probable and estimable, and if such amounts exceed the liability balance, the Company will impute interest accordingly on a prospective basis based on such estimates, which would result in a corresponding increase in the liability balance.

In August 2019, the Company obtained the right to exercise an exclusive global license from Medimmune Limited, a subsidiary of AstraZeneca, for a Phase 2-ready fully human monoclonal antibody that targets interleukin 18, or IL-18, AEVI-007. Under the terms of the agreement, the Company will have the right to exercise an exclusive global license to develop and commercialize AEVI-007. Contingent upon raising additional capital, the Company intends to exercise the option and would be required to pay AstraZeneca a combined mid-single digit millions in cash and equity upon execution of the option, up to $162,000 upon achievement of certain development and sales-related milestones and tiered low double-digit royalties on global annual product sales. The Company will be fully responsible for the development and commercialization of the program.

NOTE 5:- STOCKHOLDERS’ EQUITY

a.	On September 10, 2019, the Company obtained approval of an amendment to the Company’s Amended and Restated Certificate of Incorporation to effect a reverse stock split of the Company’s outstanding Common Stock by a ratio of not less than one-for-twenty and not more than one-for-sixty, with the exact ratio to be set within this range by the Company’s Board of Directors in its sole discretion, at any time prior to December 31, 2019, the implementation and timing of which shall be subject to the discretion of the Company’s Board of Directors.

b.	Issuance of stock options and warrants to employees and directors:

A summary of the Company’s activity for options and warrants granted to employees and directors is as follows:

	Nine months ended September 30, 2019
	Number of options and warrants	Weighted average exercise price	Weighted average remaining contractual terms (years)	Aggregate intrinsic value
Outstanding at December 31, 2018	10,308,328	$3.84	6.85	$-

Granted	-	$-

Exercised	-	$-

Forfeited	(1,441,913)	$3.61

Outstanding at September 30, 2019	8,866,415	$3.88	5.92	$-

Vested and expected to vest at September 30, 2019	8,866,415	$3.88	5.92	$-

Exercisable at September 30, 2019	7,482,805	$4.24	5.47	$-

As of September 30, 2019, there was $945 of total unrecognized compensation cost related to non-vested stock-based compensation arrangements granted to employees and directors. That cost is expected to be recognized over a weighted-average period of 1.24 years.

c.	Issuance of options and warrants to consultants:

A summary of the Company’s activity for warrants and options granted to consultants is as follows:

	Nine months ended September 30, 2019
	Number of options and warrants	Weighted average exercise price	Weighted average remaining contractual terms (years)	Aggregate intrinsic value
Outstanding at December 31, 2018	10,000	$4.82	7.84	$-

Granted	-	$-

Exercised	-	$-

Forfeited	-	$-

Outstanding at September 30, 2019	10,000	$4.82	7.09	$-

Exercisable at September 30, 2019	10,000	$4.82	7.09	$-

As of September 30, 2019, there was no unrecognized compensation cost related to non-vested stock-based compensation arrangements granted to consultants.

d.	Stock-based compensation expense:

Compensation expense related to warrants and options granted to employees, directors and consultants was recorded in the Consolidated Statement of Operations in the following line items:

	Nine months ended September 30,		Three months ended September 30,
	2019	2018	2019	2018
Research and development expenses	$485	$936	$122	$290
General and administrative expenses	652	1,349	131	460
Total stock-based compensation expense	$1,137	$2,285	$253	$750

e.	Summary of shares to be issued upon exercise of options and warrants:

A summary of shares to be issued upon exercise of all the options and warrants, segregated into ranges, as of September 30, 2019 is presented in the following table:

		As of September 30, 2019
Options / Warrants	Exercise price per share ($)	Shares to be issued upon exercise of options and warrants outstanding	Shares to be issued upon exercise of options and warrants exercisable	Weighted average remaining contractual terms of options and warrants (in years)
Options:
Granted to employees and directors
	1.07-2.66	2,914,667	1,717,057	8.3
	3.14-4.91	3,993,000	3,807,000	5.0
	5.22-8.80	1,817,538	1,817,538	4.4
		8,725,205	7,341,595

Granted to consultants	4.82	10,000	10,000	7.1

Total shares to be issued upon exercise of options		8,735,205	7,351,595

Warrants:

Issued to employees and directors	2.84	141,210	141,210	3.0

Issued to investors	2.84	3,812,694	3,812,694	3.0

Total shares to be issued upon exercise of warrants		3,953,904	3,953,904

Total shares to be issued upon exercise of options and warrants		12,689,109	11,305,499

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

The following table presents anti-dilutive shares for the nine and three months ended September 30, 2019 and 2018:

	Nine months ended September 30,		Three months ended September 30,
	2019	2018	2019	2018
Weighted-average anti-dilutive shares related to:
Outstanding stock options	9,797,536	10,219,710	9,294,613	10,623,655
Outstanding warrants	3,953,904	4,532,000	3,953,904	3,953,904
Total weighted-average anti-dilutive shares	13,751,440	14,751,710	13,248,517	14,577,559

NOTE 7: SUBSEQUENT EVENTS

On October 9, 2019, the Nasdaq Hearing’s Panel (the “Panel”) issued a decision granting (i) the Company’s request for transfer of the Company’s common stock from the Nasdaq Global Market to the Nasdaq Capital Market effective at the open of business on October 15, 2019 and (ii) the Company’s request for continued listing of its common stock on the Nasdaq Capital Market pursuant to an exception through February 3, 2020. Such exception is subject to the conditions that on or before February 3, 2020 (i) the Company must demonstrate a closing bid price of $1.00 or more for a minimum of ten prior consecutive trading days and (ii) the Company must have stockholders’ equity above $2,500. If the Company does not regain compliance with the minimum bid price and stockholders’ equity requirements by February 3, 2020 or, based on any significant events that occur during the extension period, the Panel reconsiders the extension, the Nasdaq Stock Market LLC (“Nasdaq”) could delist the Company’s common stock from the Nasdaq Capital Market. There can be no assurance that the Company will regain compliance on or before February 3, 2020, or that it will be able to maintain compliance in the future.

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

We have successfully added two phase 2 ready programs to our development pipeline, AEVI-006 and AEV-007, and we continue to pursue discussions related to potentially expanding our pipeline of development programs through the in-license or acquisition of future product development candidates.

We have generated significant losses to date, and we expect to continue to generate losses as we progress towards the commercialization of our product candidates. We have incurred net losses of approximately $4.04 million for the three-month period ended September 30, 2019. As of September 30, 2019, we had cash and cash equivalents of $2.38 million, which we believe will provide funding for us into the fourth quarter of 2019. We are unable to predict the extent of any future losses or when we will become profitable, if at all.

The Children’s Hospital of Philadelphia Foundation (the “CHOP Foundation”) is our largest stockholder. As of September 30, 2019, the CHOP Foundation and certain related parties beneficially owned 21,311,586 shares of our Common Stock. The shares of Common Stock beneficially owned by the CHOP Foundation and certain related parties represent approximately 31.5% of our outstanding shares of Common Stock. In March 2019, we amended our Research Agreement and License Agreement with CHOP to allow us to defer the monthly payments due under the Research Agreement for the period from February 1, 2019 through September 30, 2019 in exchange for a non-interest bearing convertible note in the amount of such deferral. On October 4, 2019, we entered into an agreement with CHOP to extend the maturity date of the convertible note until November 15, 2019, with an automatic further extension to December 15, 2019, if we have entered into a definitive agreement concerning a financing of at least $20 million on or prior to November 15, 2019. In addition, pursuant to such agreement, we and CHOP agreed to amend the SRA and certain license agreements between us and CHOP, to return to CHOP certain intellectual property on which we are no longer focused and provide that the SRA continues after June 30, 2020, only upon the mutual agreement of CHOP and us.

AEVI-004 (novel co-crystal version of AEVI-001)

AEVI-004 is a co-crystal of AEVI-001, with enhanced physical and chemical properties. The new molecule has comparatively greater stability and a higher melting point than AEVI-001. The molecule was engineered to maintain solubility, dissolution and pharmacokinetics substantially similar to AEVI- 001.

Given the negative outcomes of the ASCEND trial, there are no current clinical development plans for AEVI-004 in ADHD. Additionally, we initiated work with the National Institutes of Health (NIH) to evaluate the potential anti-seizure activity of AEVI-004 in a preclinical model as part of the NIH Epilepsy Treatment Screening Program. To date, no evidence of anti-epileptic activity has been observed. We intend to notify NIH that we plan to discontinue the evaluation of AEVI-004 as part of the NIH Epilepsy Treatment Screening Program. We currently have no plans to further develop AEVI-004.

AEVI-002 (Anti-LIGHT Monoclonal Antibody)

The second program arising out of our genomic research collaboration with CHOP is the development candidate AEVI-002, a potential first-in-class anti-LIGHT monoclonal antibody, or the Antibody, being developed for use in Pediatric Onset Crohn’s disease. Pediatric Onset Crohn’s disease may have a more aggressive phenotype than adult onset disease. The genomic rationale for the use of anti-LIGHT antibody in Crohn’s disease was validated by CAG research showing the association to a loss of function mutation in decoy receptor 3 (DcR3). Aevi has subsequently shown that a majority of pediatric patients with active Crohn’s disease have elevated levels of free LIGHT, in serum.

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

An 8-week Phase Ib proof-of-concept study has been initiated, with the goal of enrolling up to 12 patients with a Pediatric Onset Crohn’s disease diagnosis with most patients being refractory to treatment with TNF-α inhibitors, with or without a DcR3 mutation. The endpoints of the trial include endoscopic evaluation, Crohn’s Disease Activity Index ratings and safety. Active recruitment for the trial has been underway for more than two years, and thus far we have been unable to enroll any patients into the trial. The ability to produce initial data from the trial is directly dependent on successful patient recruitment; thus, continued difficulties in recruitment could cause an extensive delay or an inability to deliver any initial data for the program.

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

We plan to initially develop AEVI-006 for use in congenital complex Lymphatic Malformations, which includes a number of rare and orphan diseases. Lymphatic Malformations are rare and orphan congenital and potentially life-threatening diseases of the lymphatic system. Some of the diseases involved are Generalized Lymphatic Anomaly (GLA), Kaposiform lymphangiomatosis (KLA), and Gorham-Stoudt disease (GSD). Most lymphatic malformations are evident at birth or within the first two years of age. The exact prevalence of lymphatic malformations in the general population is unknown, but is thought to be approximately 1 in every 4,000 live births. There may be as many as 30,000 to 60,000 Americans living with congenital lymphatic malformations. In some cases, the disease may be familial and have a recognizable genetic cause. In most cases it appears to be sporadic, although somatic genetic mutations are often present. The mTORC1/2 pathway is believed to be involved in greater than 80% of patients with congenital Lymphatic Malformations.

There are currently no approved drug therapies for Lymphatic Malformations. AEVI-006 is a new targeted therapy that may address the underlying cause in the majority of these patients.

We have scheduled a pre-IND meeting with FDA to discuss the path forward for development of AEVI-006 for the treatment of lymphoid malformations. We plan to propose to open the IND with a 4-week phase 1/2 PK/PD, safety and POC study in adult patients with lymphatic malformations and begin enrollment in 2020. Detailed study design will be based on FDA and investigator feedback.

AEVI-007 (Anti-IL18 Monoclonal Antibody)

In August 2019, we obtained the right to exercise an exclusive global license from Medimmune Limited, a subsidiary of AstraZeneca, for a Phase 2-ready fully human monoclonal antibody that targets interleukin 18, or IL-18, AEVI-007.

Upon exercise of the option which is contingent upon obtaining additional funding, we initially plan to develop AEVI-007 for adult onset Still’s disease, or AOSD, a serious rare and orphan rheumatological disease affecting adults. The disease is similar to systemic onset juvenile idiopathic arthritis that affects children. The etiology of AOSD is unknown with both genetic and infectious factors being implicated. The hallmarks of the disease are persistent daily fever, rash and arthralgias. Many patients suffer complications including splenomegaly, heart and liver disease. Some AOSD patients develop macrophage activation syndrome, a severe acute complication that may cause rapid multi-organ failure and even death. There are currently no approved biologic therapies in the United States for the treatment of AOSD.

We intend to request a pre-IND meeting with FDA to discuss the path forward for development of AEVI-007 for the treatment of AOSD. We plan to propose to open the IND with a 12-week phase 1/2 PK/PD, safety and POC study in adult patients with AOSD and potentially begin enrollment in 2020. Detailed study design and the ability to meet the enrollment initiation timeline will be based on FDA and investigator feedback.

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

Financial Operations Overview

We have generated significant losses to date, and we expect to continue to generate losses as we progress towards the commercialization of our product candidates. We incurred net losses of approximately $12.53 million for the nine-month period ended September 30, 2019. As of September 30, 2019, we had negative stockholders’ equity of approximately $3.46 million. As of September 30, 2019, we had cash and cash equivalents of $2.38 million. We believe that cash on hand will be sufficient to enable us to fund our operating expenses and capital expenditure requirements into the fourth quarter of 2019, however, our current resources would not enable us to repay the CHOP Note if CHOP elected to be paid in cash. These conditions raise substantial doubt about our ability to continue as a going concern within one year after the date of the filing of this Quarterly Report on Form 10-Q. We are unable to predict the extent of any future losses or when we will become profitable, if at all.

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

Research and Development Expense

Research and development expense consists of: (i) internal costs associated with our development activities; (ii) payments we make to third party contract research organizations, contract manufacturers, clinical trial sites and consultants; (iii) technology and intellectual property license costs, including in-licensing; (iv) manufacturing development costs; (v) personnel related expenses, including salaries, and other related costs, including stock-based compensation expense, for the personnel involved in product development; (vi) activities related to regulatory filings and the advancement of our product candidates through preclinical studies and clinical trials; and (vii) facilities and other allocated expenses, which include direct and allocated expenses for rent, facility maintenance, as well as laboratory and other supplies. All research and development costs are expensed as incurred.

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

Results of Operations for the Nine Months Ended September 30, 2019 and 2018

Research and Development Expenses

Research and development expenses for the nine months ended September 30, 2019 were $7.90 million, decreasing from $17.43 million for the same period in 2018 primarily driven by a reduction of expenses relating to development of AEVI-001 in ADHD.

General and Administrative Expenses

General and administrative expenses for the nine months ended September 30, 2019 were $4.64 million, decreasing from $6.85 million for the same period in 2018, due in part to a reduction in the scale of our operations.

Financial Income and Expenses

Financial income and expense for the nine months ended September 30, 2019 and 2018 were de minimis.

Results of Operations for the Three Months Ended September 30, 2019 and 2018

Research and Development Expenses

Research and development expenses for the three months ended September 30, 2019 were $2.50 million, decreasing from $5.13 million for the same period in 2018 primarily driven by a reduction of expenses relating to development of AEVI-001 in ADHD.

General and Administrative Expenses

General and administrative expenses for the three months ended September 30, 2019 were $1.54 million, decreasing from $2.17 million for the same period in 2018, due in part to a reduction in the scale of our operations.

Financial Income and Expenses

Financial income and expense for the three months ended September 30, 2019 and 2018 were de minimis.

Liquidity and Capital Resources

Sources of Liquidity

We have financed our operations primarily through issuance of equity.

Cash Flows

We had cash and cash equivalents of $2.38 million at September 30, 2019, compared to $12.08 million as of December 31, 2018. The decrease in cash during the nine months ended September 30, 2019 primarily reflected our cash expenses for operations.

Net cash used in operating activities of $11.70 million for the nine months ended September 30, 2019 and $19.12 million for the nine months ended September 30, 2018 primarily reflected our cash expenses for operations.

Net cash provided by and used in investing activities for the nine months ended September 30, 2019 and 2018 were de minimis.

Net cash provided by financing activities was $2.00 million for the nine months ended September 30, 2019, as a result of our royalty agreement. Net cash provided by financing activities was $5.00 million for the nine months ended September 30, 2018, relating to the issuance of common stock under our ATM facility.

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

We believe that cash on hand will be sufficient to enable us to fund our operating expenses and capital expenditure requirements (not including repayment of the CHOP Note) into the fourth quarter of 2019. We have based this estimate on assumptions that may prove to be wrong and we could use our available resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our current and anticipated clinical trials.

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

On August 6, 2019, we received a written notice (the “Notice”) from Nasdaq. As described in the Notice, we had not regained compliance with Nasdaq’s minimum bid price rule, Listing Rule 5550(a)(2) or minimum stockholders’ equity requirement under Nasdaq Listing Rule 5450(b)(1)(A). Although we have stockholder approval to enable us to implement a reverse stock split, we need to maintain a bid price of $1.00 or greater for a minimum of 10 consecutive business days in order to regain compliance with the rules.

Accordingly, Nasdaq determined that the Company’s securities would be scheduled for delisting from the Nasdaq Global Market and would be suspended on August 15, 2019. On August 13, 2019, the Company requested an oral hearing to appeal the decision of Nasdaq to delist the Company’s securities.

On October 9, 2019, the Nasdaq Hearing’s Panel issued a decision granting (i) the request for transfer of our common stock from the Nasdaq Global Market to the Nasdaq Capital Market effective at the open of business on October 15, 2019 and (ii) the request for continued listing of our common stock on the Nasdaq Capital Market pursuant to an exception through February 3, 2020. Such exception is subject to the conditions that on or before February 3, 2020 (i) we must demonstrate a closing bid price of $1.00 or more for a minimum of ten prior consecutive trading days and (ii) we must have stockholders’ equity above $2.5 million. If the we do not regain compliance with the minimum bid price and stockholders’ equity requirements by February 3, 2020 or, based on any significant events that occur during the extension period, the Panel reconsiders the extension, Nasdaq could delist the our common stock from the Nasdaq Capital Market. There can be no assurance that the we will regain compliance on or before February 3, 2020, or that we will be able to maintain compliance in the future.

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

For the purpose of valuing options granted to our employees and directors during the nine months ended September 30, 2019 and 2018, we used the Binomial options pricing model. To determine the risk-free interest rate, we utilized the U.S. Treasury yield curve in effect at the time of grant with a term consistent with the contractual life of our awards. We estimated the expected life of the options granted based on anticipated exercises in the future periods assuming the success of our business model as currently forecast. The expected dividend yield reflects our current and expected future policy for dividends on our common stock. The expected stock price volatility for our stock options was calculated by examining historical volatilities for publicly traded industry peers and blending in our historical volatility. We will continue to analyze the expected stock price volatility as more historical data for our common stock becomes available. After adoption of ASU 2016-09 in the first quarter of 2017, we recognize forfeitures as they occur.

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

In March 2019, we reached agreement with CHOP to further amend the Research Agreement and the License Agreement (the “CHOP Amendments”). The CHOP Amendments allow us to defer the monthly payments due under the Research Agreement for the period from February 1, 2019 through September 30, 2019 in exchange for a non-interest bearing note in the amount of such deferral. Such note matures September 30, 2019 and is secured by all of the Company’s intellectual property and other assets (the “Note”). At maturity, and at CHOP’s option, the Note will be payable in cash or a number of shares of our common stock calculated based on the price of our common stock at such time; provided, however, if conversion upon such election would cause CHOP and its affiliates including the CHOP Foundation to own, in the aggregate, in excess of 47.5% of the then-outstanding shares of our common stock (after giving effect to such conversion), then CHOP would only receive the number of shares of our common stock such that CHOP and its affiliates including the CHOP Foundation would own, in the aggregate, 47.5% of the then outstanding shares of our common stock (after giving effect to such conversion), and the balance of the Note would be payable to CHOP in cash. Depending on the price of the Company’s Common Stock at the time of such conversion, the percentage conversion cap discussed above may result in a significant amount of the Note payable to CHOP in cash. In such case, depending on the amount, the Company may not have enough cash on hand for such cash payment. Based on the Company’s closing stock price of $0.15 as of the close of business on September 30, 2019 the $3.17 million reflected on the balance sheet relating to the Note and CHOP’s current ownership of 18,424,036 shares of Common Stock, excluding its ability to exercise warrants and options, a cash payment would not be required as a result of the percentage conversion cap, if so elected.

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

On October 4, 2019, we entered into an agreement with CHOP to extend the maturity date of the Note until November 15, 2019, with an automatic further extension to December 15, 2019, if we have entered into a definitive agreement concerning a financing of at least $20 million on or prior to November 15, 2019. In addition, pursuant to such agreement, we and CHOP agreed to amend the SRA and certain license agreements between us and CHOP, to return to CHOP certain intellectual property on which we are no longer focused and provide that the SRA continues after June 30, 2020, only upon the mutual agreement of CHOP and us.

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

Exclusive License Agreement with OSI Pharmaceuticals, LLC, a subsidiary of Astellas Pharma Inc., or Astellas

In July 2019, we entered into an exclusive license agreement with OSI Pharmaceuticals, LLC, an indirect wholly-owned subsidiary of Astellas Pharma Inc., or Astellas, for the worldwide development and commercialization of Astellas’ novel, second generation mTORC1/2 inhibitor, AEVI-006. Under the terms of the license agreement, we paid Astellas an up-front license fee of $500,000 and Astellas will be eligible to receive milestones payments based upon the achievement of specified development and regulatory milestones. Upon commercialization, Astellas will be entitled to a tiered, single-digit royalty on worldwide annual net sales. We are fully responsible for the development and commercialization of the program.

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

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

There has been no significant change in our exposure to market risk during the nine months ended September 30, 2019. For a discussion of our exposure to market risk, refer to Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” contained in our Annual Report on Form 10-K for the year ended December 31, 2018.

ITEM 4. Controls and Procedures

Evaluation of disclosure controls and procedures

As required by Rule 13a-15(b) of the Exchange Act, in connection with the filing of this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2019, the end of the period covered by this report.

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

Business-Related Risks

If we fail to comply with the continued listing requirements of the Nasdaq Capital Market, our common stock may be delisted and the price of our common stock and our ability to access the capital markets could be negatively impacted.

Through October 14, 2019, our common stock was listed for trading on the Nasdaq Global Market, effective October 15, 2019 our common stock has been listed on the Nasdaq Capital Market. On February 6, 2019, we received a notification from Nasdaq that the closing bid price for our common stock had been below $1.00 for 30 consecutive business days and, on April 2, 2019, we received notification from Nasdaq that our stockholder’s equity, as reported in our Annual Report on Form 10-K for the year ended December 31, 2018, had fallen below $10 million. On August 6, 2019, we received a written delisting notice from Nasdaq notifying us that our common stock had been scheduled for delisting from the Nasdaq Global Market. On October 9, 2019, the Nasdaq Hearing’s Panel issued a decision granting (i) the request for transfer of the our common stock from the Nasdaq Global Market to the Nasdaq Capital Market effective at the open of business on October 15, 2019 and (ii) the request for continued listing of our common stock on the Nasdaq Capital Market pursuant to an exception through February 3, 2020. Such exception is subject to the conditions that on or before February 3, 2020 (i) we must demonstrate a closing bid price of $1.00 or more for a minimum of ten prior consecutive trading days and (ii) we must have stockholders’ equity above $2.5 million. If the we do not regain compliance with the minimum bid price and stockholders’ equity requirements by February 3, 2020 or, based on any significant events that occur during the extension period, the Nasdaq Hearing’s Panel reconsiders the extension, Nasdaq could delist the our common stock from the Nasdaq Capital Market. There can be no assurance that the we will regain compliance on or before February 3, 2020, or that we will be able to maintain compliance in the future.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

None

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None

ITEM 3. Defaults Upon Senior Securities

None

ITEM 4. Mine Safety Disclosures

Not applicable

ITEM 5. Other Information

On November 13, 2019, we entered into a Letter Agreement with Michael McInaw, our interim Chief Financial Officer, providing for, among other things, two cash retention bonuses in the amounts of $25,000 and $35,000. The first bonus, of $25,000, will become payable if Mr. McInaw remains in active service with us through the filing date of our Form 10-Q for the fiscal quarter ended March 31, 2020 (the “First Bonus”). The second bonus, of $35,000, will become payable if Mr. McInaw remains in active service with us through the filing date of our Form 10-Q for the fiscal quarter ended June 30, 2020 (the “Second Bonus”). In the event that Mr. McInaw is terminated by us without cause prior to the filing date of our Form 10-Q for the fiscal quarter ended March 31, 2020, we will pay Mr. McInaw the First Bonus and Second Bonus. In the event that Mr. McInaw is terminated by us without cause after the First Bonus is earned and before the filing date of our Form 10-Q for the fiscal quarter ended June 30, 2020, we will pay Mr. McInaw the Second Bonus. The foregoing description of the Letter Agreement does not purport to be complete and is qualified in its entirety by reference to the complete text of the Letter Agreement, a copy of which is filed as Exhibit 10.2 to this Form 10-Q.

ITEM 6. Exhibits

Exhibit No.	Description
10.1*	Option and License Agreement, dated as of August 6, 2019, by and between Aevi Genomic Medicine, Inc. and MedImmune Limited
10.2	Letter Agreement, dated November 11, 2019, by and between Aevi Genomic Medicine, Inc. and Michael McInaw
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
101	Interactive Data File (filed herewith).

* Certain confidential portions of this exhibit were omitted in accordance with Item 601(b)(10) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 14, 2019	AEVI GENOMIC MEDICINE, INC.

	By:	/s/ Michael F. Cola
Michael F. Cola
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2019
	By:	/s/ Michael H. McInaw
Michael H. McInaw
Interim Chief Financial Officer and Corporate Secretary
(Principal Financial Officer)

-24-